Form 10QSB
period 1996-03-31
MARINEX MULTIMEDIA CORP
filed 1996-05-14
CIK 887996

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:

  March 31, 1996                                               33-47921-A

                         MARINEX MULTIMEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

           NEVADA                                          62-1459870
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    No.)

The Soho Building, 110 Green St, Suite 800, New York, NY                10012
(Address of principal executive offices)                              (Zip Code)

                                 (212)-334-6700
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X          No
                                    ---            ---

The number of shares of Common Stock outstanding as of May 3, 1996 is 6,284,180 shares.

                         MARINEX MULTIMEDIA CORPORATION

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 1996

PART I.  FINANCIAL INFORMATION                                         PAGE #
- - -----------------------------------------------------------------------------
ITEM 1.    Financial Statements

           Balance Sheets -
                    March 31, 1996 and December 31, 1995                  1

           Statements of Operations -
                    Three months ended March 31, 1996 and 1995            2

           Statements of Cash Flows -
                    Three months ended March 31, 1996 and 1995            3

           Notes to Financial Statements                               4 - 5

ITEM 2.    Managements' Discussion and Analysis of Results of
                Operations and Financial Condition                     6 - 8

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              9

ITEM 2.    Changes in securities                                          9

ITEM 3.    Defaults upon senior securities                                9

ITEM 4.    Submission of matters to a vote of security holders            9

ITEM 5.    Other Information                                              9

ITEM 6.    Exhibits and Reports on Form 8-K                               9

           Exhibit 27                                                    10

           Signatures                                                    11

                         MARINEX MULTIMEDIA CORPORATION

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                               MARCH 31,      DECEMBER 31,
                                                                                 1996            1995
                                                                              ----------      -----------
                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                                $  305,277       $  88,914
     Subsription receivable                                                      900,000
                                                                              ----------       ---------

         TOTAL CURRENT ASSETS                                                  1,205,277          88,914

MACHINERY AND EQUIPMENT, NET                                                      65,117          50,250

OTHER                                                                             10,605          10,605
                                                                              ----------       ---------

                                                                              $1,280,999       $ 149,769
                                                                              ==========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                 $  113,942       $  16,859
     Due to officers                                                                   -         240,000
     Payroll taxes payable                                                        70,239               -
                                                                              ----------       ---------

         TOTAL CURRENT LIABILITIES                                               184,181         256,859

NOTES PAYABLE - SHAREHOLDERS                                                     100,000         100,000

STOCKHOLDERS' EQUITY:
     Common shares - $.001 par value , 25,000,000 authorized
     6,284,180 and 4,510,115 issued and outstanding                                6,284           4,510
     Additional Paid-in-Capital                                                1,604,992         232,016
     Deficit                                                                    (614,458)       (443,616)
                                                                              ----------       ---------
         TOTAL STOCKHOLDERS' EQUITY                                              996,818        (207,090)
                                                                              ----------       ---------

                                                                              $1,280,999       $ 149,769
                                                                              ==========       =========


                       See notes to financial statements.

                         MARINEX MULTIMEDIA CORPORATION

                             STATEMENT OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                          1996             1995
                                                      -----------       ----------
SALES                                                 $    32,858       $   49,517
                                                      -----------       ----------
EXPENSES
     General and administrative                           200,771          171,281
     Depreciation and amortization                          2,645            1,978
                                                      -----------       ----------
                                                          203,416          173,259
OTHER INCOME
     Interest expense                                      (2,250)
     Interest income                                        1,966
                                                      -----------       ----------

Loss from continuing operations before taxes             (170,842)        (123,742)

Provision for income taxes                               -                 -
                                                      -----------       ----------

NET LOSS                                              $  (170,842)      $ (123,742)
                                                      ===========       ==========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                 4,510,115        2,654,703
                                                      ===========       ==========

NET LOSS PER SHARE                                    $     (0.04)      $    (0.05)
                                                      ===========       ==========




                       See notes to financial statements.

                         MARINEX MULTIMEDIA CORPORATION

                            STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                                      1996                 1995
                                                                                                 ------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                      $   (170,842)         $(123,742)
   Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation and amortization                                                                 2,645              1,978
                                                                                                  -----------          ---------
                                                                                                     (168,197)          (121,764)

   Change in assets and liabilities
          (Increase) decrease in subscription receivable                                             (900,000)
          Increase (decrease) in due to officers                                                     (240,000)
          Increase (decrease) in accounts payable and accrued liabilities                             167,322              5,129

                                                                                                  -----------          ---------
                                                                                                     (972,678)             5,129

NET CASH USED BY OPERATING ACTIVITIES                                                              (1,140,875)          (116,635)
                                                                                                  -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                                           (17,512)            (4,272)
                                                                                                  -----------          ---------

NET CASH USED BY INVESTING ACTIVITIES                                                                 (17,512)            (4,272)
                                                                                                  -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in loans payable                                                                                              30,000
   Sale of common stock                                                                             1,374,750             90,000
                                                                                                  -----------          ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           1,374,750            120,000
                                                                                                  -----------          ---------

NET DECREASE IN CASH                                                                                  216,363               (907)

CASH AT BEGINNING OF PERIOD                                                                            88,914             46,603
                                                                                                  -----------          ---------

CASH AT END OF PERIOD                                                                             $   305,277          $  45,696
                                                                                                  ===========          =========









                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                         MARINEX MULTIMEDIA CORPORATION
                                   (UNAUDITED)

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Form 10-KSB of Marinex Multimedia Corporation (the "Company") for the year ended December 31, 1995 or Form 8-K dated February 12, 1996 disclosing the merger as discussed below. Reference is made to the Form 8-K, since the surviving entity includes a pooled entity not previously discussed. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the three month period ended March 31, 1996, is not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note 2 - Merger

On February 12, 1996 Hard funding, Inc. "Hard", pursuant to a letter of intent acquired Marinex Multimedia Corporation by issuing 4,000,000 shares of its common stock to the shareholders of Marinex in exchange for all the issued and outstanding shares of Marinex Multimedia Corporation. Subsequent to the acquisition Hard changed its name to Marinex Multimedia Corporation. The merger is being accounted for as a pooling interest, accordingly the December 31, 1995 balance sheet has been restated for the merger.

Note 3 - Sale of Common Stock

In February 1996, the Company entered into a Regulation S agreement to sell 2,525,000 shares of common stock at $1.00 per share in installments through May 15, 1996. The Company received $625,000 for the sale of 625,000 shares of common stock as of March 31, 1996 and has received and additional $900,000 for the sale of an additional 900,000 shares of common stock through

May 3, 1996. Such common stock sold pursuant to the Reg S agreement will have a six month restriction from the date of the final installment sale of common stock. The company paid $62,500 in commissions on the sale of such stock and accrued $90,000 for the stock sold through May 3, 1996. The Company will issue 249,065 shares of common stock to financial consultants relating to raising of such equity funds.

Note 4 - Due to officers

In March 1996, the Company paid $240,000 of accrued payroll due to the officers. The related payroll taxes have been accrued as of March 31, 1996.

Note 5 - Notes Payable - Shareholders

The notes payable shareholders are non-interest bearing notes due in 1998. An interest rate of 9% per annum has been imputed and recorded as a contribution to capital for the quarter ended March 31, 1996 of $2,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The Company concluded a merger accounted as a pooling of interests in February 1996, accordingly such operations presented reflect the operations of Marinex Multimedia Corporation and Hard Funding, Inc.

Marinex Multimedia Corporation is a digital content provider for the new electronic media that are transforming today's entertainment and media industries. Marinex has joined the digital revolution with its episodic entertainment and on-line properties, developed for global distribution via the Internet's growing World Wide Web and the expanding base of CD-ROM-equipped computers. Descriptive information about the Company's core products are set forth below.

Trouble & Attitude is a CD-ROM-only magazine targeted to the upscale 18-to-44-year-old audience for whom the computer is emerging as a leading entertainment and information medium. Trouble & Attitude is a randomly accessible television magazine augmented by music, speech, and text.

Distributors of Trouble & Attitude include International Periodical Distributors and Warner Publisher Services. Trouble & Attitude is licensed in the United Kingdom by IDG Communications, Ltd. A quarterly publication, Trouble & Attitude is also available on the Internet through a promotional site, Trouble & Attitude On-Line (http://www.trouble.com).

The Biz (http://www.bizmag.com) is a one-stop source for entertainment on the World Wide Web. The Biz features interviews with entertainment industry personalities; downloadable movie trailers, celebrity soundbites, and music videos; press releases from EntertainmentWire; weekly entertainment columns, features, and reviews; the 24-hour Reuters/Variety On-line Entertainment Report; and weekly statistics such as box office grosses and television ratings.

Since its launch in October of 1995, The Biz has distinguished itself among entertainment resources on the World Wide Web. Featured in newspapers and magazines across the country, The Biz has been selected as one of the top 100 Web sites by PC Magazine. The Biz has also been featured on c/net television's "Best of the Web." Marinex has signed an agreement with Time Warner to incorporate The Biz into the digital content on Time Warner's Pathfinder site.

Marinex recently launched a World Wide Web based soap opera termed a Cybersoap, The East Village (http://www.theeastvillage.com.) Marinex has signed an agreement with Time Warner to make The East Village part of the digital content on Time Warner's Pathfinder site. The success of The East Village is reflected in the high number of people that enter the site on a daily basis, based upon management's knowledge of the industry, as well as in the continuing media coverage of Marinex's foray into this domain. Marinex intends to form strategic partnerships which will allow for an increase in advertising and licensing revenues.

The global reach of the Internet allows for an unprecedented distribution of entertainment around the world, instantaneously, 24 hours a day. The audience for on-line entertainment is increasing exponentially as the world evolves into a digital age, where computers will be an important part of most households throughout the world.

Marinex's primary goal over the next 18 to 24 months is to create compelling original entertainment properties which can be successfully branded, as The East Village has been. Having established a significant audience on the Internet, Marinex intends to then bring its brand names to other, more traditional media such as television, books, and film.

Quarter ended March 31, 1996 compared to the Quarter ended March 31, 1995

Net revenue decreased 33% to $32,858 in the quarter ended March 31, 1996 (the "1996 Quarter") compared to $49,517 for the quarter ended March 31, 1995 (the "1995 Quarter"). The decrease in revenues is attributed to the change in business, since during the 1995 Quarter the Company was in the business of public relations, while they began developing and promoting the CD-ROM magazine and their two internet properties in the 1995 Quarter. The 1996 Quarter revenues primarily relate to CD-ROM magazine sales. The Company intends to develop future revenues for its CD-ROM magazine by the development of strategic partnerships to allow for an increase in advertising sponsorships and circulation based sales, for its two internet properties it will continue its strategic relationship with Time-Warner, and pursue possible joint-ventures and/or licensing agreements in other mediums taking advantage of its increasing audience. The Company also plans to continue to develop other entertainment properties for the internet using this same formula.

The expenses increased by 17% to $203,416 for the 1996 Quarter as compared to $173,259 for the 1995 Quarter. The increase in expenses was primarily attributed to legal and professional fees relating to the merger.

Liquidity and Capital Resources

The Company generated an increase in cash of $216,363 for the 1996 Quarter as compared to as decrease in cash of $907 for the 1995 Quarter. The primary reason for the increase in cash for the 1996 Quarter was the proceeds from sale of common stock.

The working capital position improved for the 1996 Quarter to $1,021,096 from a working capital deficit for the 1995 Quarter of $167,945. The improvement of the working capital position is primarily a result of the sale of common stock as described hereafter.

In February 1996, the Company entered into a Reg S agreement for the sale of 2,525,000 shares of common stock for $2,525,000 in installments through May 1996. The Company received $625,000 of such funds from the sale of common stock as of March 31, 1996. The Company sold another 900,000 shares of common stock in April and May 1996 for $810,000 net of commissions. The Company intends to receive another $900,000 from the sale of 1,000,000 shares of common stock, culminating the Reg S agreement entered into by the Company, which no assurance can be given.

The Company intends to utilize such funds to further develop the product lines being promoted by the Company and to acquire other companies to increase the Company's net worth and assets to attempt to meet the NASDAQ listing requirement.

The Company deems its present facilities and equipment adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity and cash flow are adequate for its current needs. There can be no assurance, however, that additional financing, whether from debt or equity, will be available to the Company when needed on commercially reasonable terms, or at all.

The Company's management believes that inflation has not had a significant impact on its business during the past two years.

OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - None

ITEM 2.           CHANGES IN SECURITIES - None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES - None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

                  HOLDERS - None

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibit 27

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MARINEX MULTIMEDIA

                                                     CORPORATION

                                                     Registrant

Date: May 14, 1996                            By:s/Charles S. Platkin
                                                   Charles S. Platkin
                                                   President and Director





Date: May 14, 1996                            By: s/ Jonathan Braun
                                                    Jonathan Braun
                                                    Chief Financial Officer and
                                                    Director