Form 10QSB
period 1996-06-30
MARINEX MULTIMEDIA CORP
filed 1996-08-13
CIK 887996

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934



( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                     Commission File Number:

       June 30, 1996                            33-47921-A
- ---------------------------            ---------------------------


                         MARINEX MULTIMEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)


          NEVADA                               62-1459870
- -------------------------------  --------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)       No.)


The Soho Building, 110 Green St, Suite 800, New York, NY               10012
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (212)-334-6700
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                    No
                        -------                    -------

The number of shares of Common Stock outstanding as of August 3, 1996 is 7,842,021 shares.

                         MARINEX MULTIMEDIA CORPORATION

                              INDEX TO FORM 10-QSB
                                 JUNE 30, 1996



PART I. FINANCIAL INFORMATION                                    PAGE #
- -------------------------------------------------------------------------
ITEM 1.     Financial Statements

            Balance Sheets -
                  June 30, 1996 and December 31, 1995              1

            Statements of Operations -
                  Six months ended June 30, 1996 and 1995          2

            Statements of Operations -
                  Three months ended June 30, 1996 and 1995        3

            Statements of Cash Flows -
                  Six months ended June 30, 1996 and 1995          4

            Notes to Financial Statements                        5 - 6

ITEM 2.     Managements' Discussion and Analysis of Results
                  of Operations and Financial Condition          7 - 10

PART II. OTHER INFORMATION
- ----------------------------------------------------------------------------

ITEM 1.     Legal Proceedings                                     11

ITEM 2.     Changes in securities                                 11

ITEM 3.     Defaults upon senior securities                       11

ITEM 4.     Submission of matters to a vote of security holders   11

ITEM 5.     Other Information                                     11

ITEM 6.     Exhibits and Reports on Form 8-K                      11

            Exhibit 27                                            13

            Signatures                                            12

                         MARINEX MULTIMEDIA CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                 JUNE 30,         DECEMBER 31,
                                                   1996               1995
                                               ------------      ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                   $ 2,138,695       $    88,914
    Accounts receivable                               2,515
    Prepaid expenses                                 55,000
    Subsription receivable                          100,000
                                               ------------       ------------

        TOTAL CURRENT ASSETS                      2,296,210             88,914

MACHINERY AND EQUIPMENT, NET                         70,784             50,250

OTHER                                                10,605             10,605
                                               ------------       ------------
                                               $  2,377,599       $    149,769
                                               ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities   $     40,045       $      16,859
    Due to officers                                    --               240,000
    Payroll taxes payable                            26,244                --
                                               ------------       -------------

        TOTAL CURRENT LIABILITIES                    66,289             256,859

NOTES PAYABLE - SHAREHOLDERS                        100,000             100,000

STOCKHOLDERS' EQUITY:
    Common shares - $.001 par value,
        25,000,000  authorized
    7,842,021 and 4,510,115 issued and
        outstanding                                   7,842               4,510
    Additional Paid-in-Capital                    3,187,684             232,016
    Deficit                                        (984,216)           (443,616)
                                               ------------       -------------
        TOTAL STOCKHOLDERS' EQUITY                2,211,310            (207,090)
                                               ------------       -------------
                                               $  2,377,599       $      49,769
                                               ============       =============



                       See notes to financial statements.

                         MARINEX MULTIMEDIA CORPORATION

                            STATEMENT OF OPERATIONS
                           SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                             1996                1995
                                        ------------        ------------
SALES                                   $     35,533        $    128,786
                                        ------------        ------------
EXPENSES
    Production expenses                      143,389              43,374
    Advertising and marketing                 48,766                 840
    General and administrative               380,239             373,814
    Depreciation and amortization              5,727               2,574
                                        ------------        ------------
                                             578,121             420,602
OTHER INCOME
    Interest expense                          (3,500)              --
    Interest income                            5,488               --
                                        ------------        ------------

Loss from continuing operations
    before taxes                            (540,600)           (291,816)

Provision for income taxes                     --                  --
                                        ------------        ------------

NET LOSS                                $   (540,600)        $  (291,816)
                                        ============        ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                     6,175,898           4,159,998
                                        ============        ============

NET LOSS PER SHARE                      $      (0.09)        $     (0.07)
                                        ============        ============





                       See notes to financial statements.

                           MARINEX MULTIMEDIA CORPORATION

                              STATEMENT OF OPERATIONS
                            THREE MONTHS ENDED JUNE 30,
                                    (UNAUDITED)

                                                  1996                1995
                                              ------------        ------------
SALES                                         $      2,675        $     79,269
EXPENSES
    Production expenses                             87,194              19,516
    Advertising and marketing                       47,758                 582
    General and administrative                     236,671             226,649
    Depreciation and amortization                    3,082                 596
                                              ------------        ------------
                                                   374,705             247,343

OTHER INCOME
    Interest expense                                (1,250)
    Interest income                                  3,522
                                              ------------        ------------
Loss from continuing operations before taxes      (369,758)           (168,074)

Provision for income taxes                           --                  --
                                              ------------        ------------

NET LOSS                                      $   (369,758)       $   (168,074)
                                              ============        ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                           7,062,931           4,326,498
                                              ============        ============

NET LOSS PER SHARE                            $     (0.05)        $     (0.04)
                                              ============        ============









                         See notes to financial statements.

                         MARINEX MULTIMEDIA CORPORATION

                            STATEMENTS OF CASH FLOWS

                           SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                    1996              1995
                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                    $   (540,600)     $   (291,816)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization              3,082               596
                                                ------------      ------------
                                                    (537,518)         (291,220)

Change in assets and liabilities
    (Increase) decrease in subscription
        receivable                                  (100,000)
    (Increase) in accounts receivable                 (2,515)
    (Increase) in prepaid expenses                   (55,000)
    Increase (decrease) in due to officers          (240,000)          (13,036)
    Increase (decrease) in accounts payable
        and accrued liabilities                       49,430           121,295
                                                ------------      -----------
                                                    (348,085)          108,259

NET CASH USED BY OPERATING ACTIVITIES               (885,603)         (182,961)
                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of equipment                         (23,616)          (16,215)
                                                ------------      ------------

NET CASH USED BY INVESTING ACTIVITIES                (23,616)          (16,215)
                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in loans payable                                           30,000
    Sale of common stock                           2,959,000           170,000
                                                ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES          2,959,000           200,000
                                                ------------      ------------
NET DECREASE IN CASH                               2,049,781               824

CASH AT BEGINNING OF PERIOD                           88,914            46,603
                                                ------------      ------------

CASH AT END OF PERIOD                           $  2,138,695      $     47,427
                                                ============      ============


                       See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                         MARINEX MULTIMEDIA CORPORATION
                                  (UNAUDITED)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Form 10-KSB of Marinex Multimedia Corporation (the "Company") for the year ended December 31, 1995 or Form 8-K dated February 12, 1996 disclosing the merger as discussed below. Reference is made to the Form 8-K, since the surviving entity includes a pooled entity not previously discussed. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the six month period ended June 30, 1996, is not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


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


Note 3 - Sale of Common Stock

In February 1996, the Company entered into a Regulation S agreement to sell 2,525,000 shares of common stock at $1.00 per share in installments through May 15, 1996. The Company received $2,525,000 for the sale of such common stock. Such common stock sold pursuant to the Reg S agreement will have a six month restriction from the date of the final installment sale of common stock for purposes of reselling the common stock. The company paid $252,500 in commissions on the sale of such stock and issued 300,000 shares of common stock to financial consultants relating to raising of such equity funds.

The Company entered into another Regulation S subscription agreement for the sale of 507,246 shares of common stock at $1.38 per share or $700,000. The Company received $600,000 of such funds through June 30, 1996 and received the remaining $100,000 in July 1996. Such common stock sold has a 12 month restriction from the date of the final installment sale of the common stock for purposes of reselling the stock. A $5,000 commission has been accrued on the aforementioned transaction.


Note 4 - Notes Payable - Shareholders

The notes payable shareholders are non-interest bearing notes due in 1998. An interest rate of 7% per annum has been imputed and recorded as a contribution to capital for the quarter ended June 30, 1996 of $3,500.


Note 5 - Stock Option Plan

In July 1996, the Company adopted a Stock Incentive Plan "1996 Plan", whereby, 1,000,000 shares of common stock have been reserved to be issued pursuant to the stock option plan. The term of each option is five years. The Company has proposed to issue 447,250 stock options to employees with an exercise price of $4.00, except for the individuals owning more than 10% of the Company, whose exercise price of such stock options would be 110% of noted share fair market value upon issuance. All of the foregoing is subject to and contingent upon the approval of the 1996 Plan by the Company's stockholders.


Note 6 - Employment Agreements

On June 1, 1996, the Company signed five year employment agreements "the Agreements" with its President and Chief Financial Officer. The Agreements provide for a base salary, vacation, annual raises of not less than ten percent and benefits plus a performance compensation of ten percent of the Company's profits based on a defined computation of such profits. Additionally the Agreements provide for severance benefits in the event one of the aforementioned officers are terminated by reason or by the Company for other than death or disability.

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

  The global reach of the Internet allows for an unprecedented distribution of entertainment around the world, instantaneously, 24 hours a day. The audience for on-line entertainment is increasing exponentially as the world evolves into a digital age, where computers will be an important part of most households throughout the industrialized world.

  Marinex's primary goal over the next 18 to 24 months is to create compelling original entertainment properties which can be successfully branded, as The East Village has been. Having established a significant audience on the Internet, Marinex intends then bring its brand names to other, more traditional media such as television, books, and film.

  A recent development in pursuing the traditional media market, Marinex has agreed to produce specific on-line interactive entertainment for Cablevision's new cablemodem subscriber service, Optimum On-Line, pursuant to a letter agreement signed by the Company and Cablevision Systems Corporation on July 29, 1996. This agreement is intended to be step deal with a nominal base monthly fee and fee increases as the subscriber base increases.


  Quarter ended June 30, 1996 compared to the Quarter ended June 30, 1995

  Net revenue decreased 97% to $2,675 in the quarter ended June 30, 1996 (the "1996 Quarter") compared to $79,269 for the quarter ended June 30, 1995 (the "1995 Quarter"). The decrease in revenues is attributed to the lack of sufficient funding of their on-line entertainment and media properties and the CD-ROM magazine to create such products for distribution on a consistent basis. Consquently, the Company had to focus their efforts to raise capital to fund their production and operating costs. The 1995 Quarter the Company they began developing and promoting their two Internet properties. Predominately most of the $79,269 in revenues in the 1995 Quarter came from the CD-

  ROM magazine. The 1996 Quarter revenues are primarily advertising revenues from its Internet properties. During July 1996 the Company received over $50,000 in advances on its June CD-ROM magazine issue, such revenues will be recognized in the subsequent quarter. The Company has obtained sufficient capital to fund the production of their on-line entertainment and media porperties as well as the CD-ROM magazine to produce such products on a consistent basis in the future.

  The expenses increased by 52% to $374,705 for the 1996 Quarter as compared to $247,343 for the 1995 Quarter. The increase in expenses was can be attributed to; an increase in advertising and marketing of $47,000, increased production costs of $67,000 due to the hiring of key personnel to begin creating the on-line media/entertainment products and the CD-ROM magazine on a consistent basis and positioning for growth due to pursuing an increased number business venues and an increase general and administrative costs, which are being incurred to seek new business venues.

  The Company has recorded approximately $55,000 of prepaid expenses attributed to the June 1996 CD-ROM magazine issue, which was distributed in July 1996.


  Six months ended June 30, 1996 compared to the six months ended June 30, 1995

  Net revenue decreased 72% to $35,533 for the six months ended June 30, 1996 (the "1996 Period") compared to $128,786 for the six months ended June 30, 1995 (the "1995 Period"). The decrease in revenues is attributed to the lack of sufficient funding of their on-line entertainment and media properties and the CD-ROM magazine to create such products for distribution on a consistent basis. Consquently, the Company had to focus their efforts to raise capital to fund their production and operating costs. The 1995 Period the Company they began developing and promoting their two Internet properties. Predominately most of the $128,786 in revenues in the 1995 Period came from the CD-ROM magazine. The 1996 Period revenues are primarily revenues from the CD-ROM magazine and recently a marginal amount from its Internet properties as advertising. During July 1996 the Company received over $50,000 in advances on its June 1996 CD-ROM magazine issue, such revenues will be recognized in the subsequent quarter. The Company has obtained sufficient capital to fund the production of their on-line entertainment and media porperties as well as the CD-ROM magazine to produce such products on a consistent basis in the future.

  The Company intends to develop future revenues for its CD-ROM magazine by the development of strategic partnerships which to allow for an increase in advertising sponsorships and circulation based sales, for its two Internet properties it will continue its strategic relationship with Time-Warner, and pursue possible joint-ventures and/or licensing agreements in other mediums taking advantage of its increasing audience. The Company also plans to continue to develop other entertainment properties for the Internet using this same formula.

  The expenses increased by 38% to $578,121 for the 1996 Period as compared to $420,602 for the 1995 Period. The increase in expenses was can be attributed to; an increase in advertising and marketing of $47,000, increased production costs of $100,000 due to the hiring of key personnel to begin creating the on-line media/entertainment products and the CD-ROM magazine on a consistent basis and positioning for growth due to pursuing an increased number business venues and an increase general and administrative costs, which are being incurred to seek new business venues.

  The Company has recorded approximately $55,000 of prepaid expenses attributed to the June 1996 CD-ROM magazine issue, which was distributed in July 1996.


  Liquidity and Capital Resources

  The Company generated an increase in cash of $2,050,000 for the 1996 Quarter as compared to as decrease in cash of $864 for the 1995 Quarter. The primary reason for the increase in cash for the 1996 Quarter was the proceeds from sale of common stock.

  The working capital position improved for the 1996 Quarter to $2,235,000 from a working capital deficit for the 1995 Quarter of $93,000. The improvement of the working capital position is primarily a result of the sale of common stock as described hereafter.

  In February 1996, the Company entered into a Reg S agreement for the sale of 2,525,000 shares of common stock for $2,525,000 in installments through May 1996. In addition, the Company received another $700,000 of funds from the sale of 507,246 shares of common stock as of July 1996, pursuant to different Reg S agreement.

  The Company intends to utilize such funds to further develop the product lines being promoted by the Company and to acquire other companies to increase the Company's net worth and assets to attempt to meet the NASDAQ (small cap) listing requirement.

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


                                    MARINEX MULTIMEDIA
                                    CORPORATION
                                    Registrant




Date: August 13, 1996               By: s/Charles S. Platkin
                                        Charles S. Platkin
                                        President and Director





Date: August 13, 1996               By: s/ Jonathan Braun
                                        Jonathan Braun
                                        Chief Financial Officer and
                                        Director
