Form 10QSB
period 1996-09-30
TEXAS EQUIPMENT CORP
filed 1996-11-21
CIK 887996

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the transition period from ........... to ........

                      Commission file number 33-47921-A
                                             ----------

                          TEXAS EQUIPMENT CORPORATION
                 (Name of small business issuer in its charter)


           NEVADA                                        62-1459870
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           I.D. Number)

 1305 HOBBS HIGHWAY, SEMINOLE, TEXAS 79360

 (Address of principal executive offices)           (Zip Code)

Issuer's telephone number:  1-915-758-3643

Securities registered under Section 12(b) of the Exchange Act:
     NONE


Securities registered under Section 12(g) of the Exchange Act:
     NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X                                           No
          -----                                            ------


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                               24,704,886

                                     Part I


ITEM 1. FINANCIAL STATEMENTS.

        Financial statements are attached hereto and included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        GENERALLY

On September 17, 1996, the Company acquired Texas Equipment Co., Inc., an authorized John Deere dealer with three facilities in southwest Texas and headquartered in Seminole, Texas. Prior to the acquisition, the operations of the Company were exclusively those of its multimedia subsidiary, Marinex Multimedia Corporation. The discussion of results of operations has been organized to review separately, where appropriate, the Company's Farm Equipment Operations, the Multimedia Services operations and the consolidated totals.

During the period ending September 30, 1995, the Company was not engaged in operations except for its search for a suitable acquisition candidate. Therefore, comparisons to that period would not be meaningful.

     RESULTS OF OPERATIONS

CONSOLIDATED BASIS

Compared to the three month period ended versus the same period of 1995, the Company's revenues declined 3.6% to $5,826,9178 from $6,037,413. Losses for the quarter increased approximately 25% from $(344,357) as opposed to $(274,547) for the same period last year. Year to date losses show significant improvement from last year as the current year to date losses total $(360,294) versus $(430,370) for the same period last year. Much of these losses are attributable to the failure of the multimedia operations to generate significant revenues and its continued negative earnings. Texas Equipment losses from the third quarter in 1996 contributed $(92,877) after tax benefits as compared to $(101,843) for the same period of 1995. Third quarter earnings are typically low as equipment sales suffer since this quarter falls between planting and harvesting seasons. Revenues for the farm equipment operations in the third quarter tend to be for smaller items, add on, and maintenance. Revenues were helped by receipt of a one time cancellation payment of $55,238 received by the multimedia subsidiary.

     Comparison of 3 Months ended September 30 1996 with 3 Months ended September 30 1995.

For the three month period ending September 30, 1996, the Company showed revenues of $5,826,918 as opposed to $6,037,413 for 1995, representing a nearly 4% decline. Gross profit declined as well, from $532,812 to $441,556. The loss for the quarter increased from $(274,547) to $(344,357).


TEXAS EQUIPMENT CO., INC.

Texas Equipment Co., Inc. ("Texas Equipment") is a duly licensed retailer of John Deere and farm equipment products with its headquarters in Seminole, Texas. It has smaller facilities in Pecos and Plains, Texas and seeks to add additional facilities by acquisition. The Company maintains an inventory of tractors, cultivators, planters, sprayers and other farm equipment, as well as parts, supplies and expendibles. Servicing is available at all locations. Financing of equipment is largely conducted through the credit facilities of John Deere & Company, although some financing is also available through Agricredit.

The Company has enjoyed its best nine month period ending since its inception. Current assets have improved to $9,252,385 from $6,917,097 at 1995 year end. Total assets have improved by 25% to $12,034,614 from the end of last year. Revenues to date have totaled $19,507,714 as compared to $25,031,608 for all of 1995. Gross profit for the nine month period was $2,557,917 as compared to $2,244,719 for the same nine month period ending in 1995. The year has been profitable so far with net income of $431,786 as compared to $253,399 for all of 1995. The acquisition of the Texas Equipment Co., Inc. subsidiary was consummated on September 17, 1996.

A Form 8-K has been filed as of November 21, 1996 which sets forth the 1994 and 1995 year end audits of the Texas Equipment Co., Inc. subsidiary and includes unaudited figures for the nine month period ending September 30, 1996.

Results of Operations - Marinex Multimedia Corporation:

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

Trouble & Attitude is a CD-ROM-only magazine targeted to the upscale 18-to-44-year-old audience for whom the computer is emerging as a leading entertainment and information medium. Trouble & Attitude was conceived as a randomly accessible television- style magazine augmented by music, speech, and text.

Distributors of Trouble & Attitude have included International Periodical Distributors and Warner Publisher Services. Warner Publisher Services has indicated that it no longer intends to distribute the magazine. Trouble & Attitude was licensed in the United Kingdom by IDG Communications, Ltd. As of the date of this filing, IDG Communications, Ltd., has terminated the licensing agreement by payment to the Company of approximately $58,000. This one time payment represents virtually all of the revenues for the quarter. IDG has indicated that it no longer intends to be engaged in the CD-ROM Magazine business. A quarterly publication, Trouble & Attitude is also available on the Internet through a promotional site, Trouble & Attitude On-Line (http://www.trouble.com).

The Biz (http://www.bizmag.com) features interviews with entertainment industry personalities; downloadable movie trailers, celebrity soundbites, and music videos; press releases from Entertainment Wire; weekly entertainment columns, features, and reviews; the 24-hour Reuters/Variety On-line Entertainment Report; and weekly statistics such as box office grosses and television ratings.

Marinex's primary goal has been to create compelling original entertainment properties which can be successfully branded and commerically exploited in more traditional media such as television, books, and film.

Quarter ended September 30, 1996 compared to the Quarter ended September
30, 1995

Net revenue increased 76% to $72,104 in the quarter ended September 30, 1996 (the "1996 Quarter") compared to $40,811 for the quarter ended September 30, 1995 (the "1995 Quarter"). The increase in revenues is attributed to the release of the July CD-ROM magazine. During 1995 Quarter the Company they began developing and promoting their two Internet properties. Predominately most of the $40,811 in revenues in the 1995 Quarter came from the CD-ROM magazine. The Company has obtained sufficient capital to fund the production of their on-line entertainment and media properties as well as the CD-ROM magazine to produce such products on a consistent basis in the future.

The expenses increased by 82% to $398,589 for the 1996 Quarter from $218,237 for the 1995 Quarter primarily due to the increase in production costs relating to The East Village, which is currently updated daily from bi-weekly and general and administrative costs attributed to the Company being a public entity and the increased volume of activity associated with the three product. The Company continues to seek new business venues.

In September 1996, the Company received a $55,238 settlement for the release from a licensing arrangement with a Company in the United Kingdom for the use of the Company's interactive media products.

Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

Net revenue decreased 37% to $107,637 for the nine months ended September 30, 1996 (the "1996 Period") compared to $169,597 for the nine months ended September 30, 1995 (the "1995 Period"). The decrease in revenues is attributed to the lack of acceptance of their on-line entertainment and media properties and the CD-ROM magazine. The sales of the CD-ROM magazine have declined from issue to issue. Distributors have indicated a waning interest in CD-ROM Magazines in general and one distributor has informed the Company that they are not interested in distributing the next issue. Predominately most of the $128,786 in revenues in the 1995 Period came from the CD-ROM magazine. The 1996 Period revenues are primarily revenues from the CD-ROM magazine and recently a marginal amount from its Internet properties as advertising.

The expenses increased by 52% to $976,710 for the 1996 Period as compared to $638,839 for the 1995 Period. The increase in expenses was can be attributed to; an increase in advertising and marketing of $34,000, increased production costs of $206,000 due to the hiring of key personnel to for creating the on-line media/entertainment products and the CD-ROM magazine on a consistent basis and positioning for growth due to pursuing an increased number business venues and an increase general and administrative costs of $100,000, due to being a public entity and continuing to seek new business venues.


                                    OUTLOOK

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Statements under the "Outlook" heading that are forward looking or relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Please see the cautionary language at the end of the section.

     FARM EQUIPMENT OPERATIONS

As a John Deere dealer, the fortunes of the Company's farm equipment operations are necessarily tied to the performance of John Deere and Company, Inc. ("Deere") with respect to products, pricing and overall competitiveness. It is not surprising, therefore, that the farm equipment operations have enjoyed its best 9 month period to date in 1996 since the performance of Deere has been exceptional during that period as well. According to Deere, growing worldwide demand for agricultural commodities coupled with the existing low levels of world grain stocks have resulted in strong prices for grains and oilseeds. Additionally, the new "freedom to farm" bill has further strengthened United States farm income by establishing substantial transition payments to participating farmers while reducing restrictions on farm acreage utilization.

The Company hopes to capitalize on these factors in the Southwest Texas markets as well. Located in the plains of west Texas, it is uniquely situated in farm land producing the largest yields of cotton, peanuts, corn, onions, potatoes, peppers, melons, and leafy vegetables. Management believes that it is the largest distributor of peanut harvesting equipment in the country. Accustomed to dry weather conditions, farm land in and around the permian basin is well irrigated. The permian basin is also the home of much Texas oil and natural gas production and the local economy is therefore somewhat more independent of the economic fluctuations that are typical of farming operations. Although the year has been dry, the timing of the rains alleviated the worst of the potential problems so that many of the Company's customers are experiencing bountiful harvests.

The NAFTA Treaty has provided expanding markets in Mexico, allowing Texas Equipment to explore new markets for farm equipment and parts. As existing equipment is replaced by newer, technologically advanced equipment, the lease return and used equipment will become available for resale. The Company's operations are relatively near the Mexican border and management has had discussions with Mexican Deere dealers with regards to possible future business arrangements, although there are no agreements or understandings to date.

In addition, technological changes in farm equipment may lead to a retooling of the industry. In 1996 Deere's 9000 series combines began the use of a yield mapping system. This "precision farming" capability links satellite derived data with respect to "micro" areas (of just a few square yards). Factors such as moisture content and crop yields are measured against onboard data derived so that an entire field can potentially be maximized. Yields can and often do vary widely within the same field. Corn yields, for example, may vary as much as 100 bushels per acre. The satellite data is assessed and ultimately fed into onboard computers built into the equipment for precise manipulation of such factors as moisture, fertilizer and pesticide. Deere has indicated that the same technology will likely be extended to tractors, planters and sprayers as well in the near future.

To a lesser extent, management believes that changes in the macroeconomic outlook for farming will positively affect the business. Farmer income continues to improve and grain levels are near record lows. It is estimated that food production will triple over the next thirty years. Pacific rim incomes are rising at a time that major participants, such as China, are shifting from a net exporter of grain to a substantial importer.

Finally, management believes that the trends in the retail distribution of farm equipment will be towards a consolidation of retail dealers as the capital cost of maintaining inventories of parts and equipment continues to rise. A variety of new programs, such as John Deere Personal Service (which permits the customer to search for parts through a computerized database), signal a substantial change in the historical methods of doing business. The ability of "corner store" dealerships to effectively compete in these changing markets is questionable. Management believes that growth opportunities through acquisition will exist as the retail farm equipment industry consolidates and becomes more global.

     MULTIMEDIA OPERATIONS

All multimedia operations and activities are conducted through the New York subsidiary, which is engaged in the business of creation of digital content, including a CD-ROM-only magazine entitled "Trouble & Attitude"; a site on the world wide web known generally as "The Biz Entertainment CyberNetwork" (http://www/bizmag.com); and a site on the world wide web known generally as "The East Village" (http://www/eastvillage.com). The web site properties can also be accessed through Time-Warner's Pathfinder site.

Essentially, the Company's publishing operations are subject to two distinct sets of risks: those associated with the publishing industry in general and those associated with the Company's chosen means of distribution media. The CD-ROM magazine "Trouble & Attitude" has now distributed three issues and anticipates a fourth issue by the end of the next quarter. Distributor's interest in CC-ROM magazines may be declining and at least one distributor, Time Warner, has indicated that it has no further interest in distributing Trouble and Attitude.

Although both distribution media, CD-ROM and the World Wide Web, are relatively new and unproven means of distributing proprietary content based entertainment, management believes that its products carry the obvious advantages of video clip enhancement to articles, audio sampling of recent releases of established recording artists, capability of downloading, hyperlinks to other sites of interest, and immediate update. Also, these methods of delivery are environmentally friendly and relatively inexpensive to produce and deliver to vast numbers.

The approach used by the Company was to create Web delivered entertainment and information. The East Village is a "cyber soap opera" through which it was hoped that a regular audience could be cultivated. These persons would access the site on an ongoing basis to obtain updates as to the story line and characters. Unlike many Web applications, the content would be evolving and dynamic from week to week. Once the audience was cultivated, its demographics could then be used to sell advertising, products or services, or even subscriptions. Management believes that such an audience is developing, although at a slower than hoped for pace. Notwithstanding, recent newspaper articles, including the Wall Street Journal, have questioned the near term viability of the entire Internet advertising model.

     Even allowing for the slow incubation of this market, revenues from the Pathfinder site for the past quarter have been disappointing. Management of the subsidiary has sought alternatives to the present arrangements but has not obtained a satisfactory replacement. While web oriented business endeavors have mushroomed over the past year, management is unaware of any content based business, which is exclusively distributed through the world wide web, that is presently profitable. Although the vast reach of the web obviously holds the promise for practically limitless reach, it is uncertain as to when, or if, content based website businesses in general or the Company's website businesses in particular, will achieve profitability. The Company now is considering ways to reallocate resources to more traditional and proven entertainment and media business activities.


                        SAFE HARBOR CAUTIONARY STATEMENT

     The Company's businesses include Farm Equipment sales and servicing in a very limited and typically dry geographical area of Southwest Texas and Multimedia Services including content based business including a CD-ROM Magazine and content over the world wide web. Forward-looking statements relating to the farm equipment business involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions; legislation relating to agriculture, products, the environment, commerce and infrastructure; actions of competitors in the various industries in which the Company competes; the ability to obtain adequate sources of supply from John Deere & Company; the general competitiveness of John Deere & Company with respect to new products, competitive pricing, and availability of parts and supplies; ability to finance new and used equipment; interest and currency exchange rates; accounting standards; and other risks and uncertainties. In addition, the multimedia businesses are subject to many additional risks such as the uncertainty of consumer acceptance of the Company's multimedia properties or of world wide web oriented businesses in general; the expense of maintenance of the businesses without present profitability or any assurance of profitability at any time in the future; the risk that the content provided by the Company will fall from favor by reason of shifting preferences, trends, or fashions; the relatively unlimited potential for new multimedia, CD-ROM, or world wide web entrants and new competitors for content based and non-content based applications of multimedia on CD-ROM or the world wide web; the unproven ability to generate advertising revenues or subscription, click through, or visit revenues from the Company's products; the competitiveness of any content based endeavor from existing and well financed print, radio, and television media; the ongoing difficulty in procuring sufficient bandwidth, compression or delivery of data over the world wide web; the uncertainty of the ability of the world wide wide to deliver prompt service as additional users load the system; the abilities of management to adjust to and predict the shifting trends in this new, uncertain and unproved industry; and the typical uncertainties associated with any publication business. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is contained in the Company's filings with the Securities and Exchange Commission.

MULTIMEDIA OPERATIONS

Long term continuation of these projects may require strategic partnerships or joint venturing arrangements with larger, better established companies. With the capital available to the Company, it is unrealistic to assume that the projects could be continued beyond the next year without significant revenue growth. The Web continues to be plagued by relatively slow transmission, ease of entry, lack of a demonstrable and commercially viable Internet audience, and technological limitations The Internet may be completely revamped in the next few years, including streaming audio and streaming video applications, but these advances may or may not benefit the traditional subscription and advertising revenue models upon which the Company's properties and similar businesses are based.

The Company generated an increase in cash of $793,000 for the 1996 Period as compared to as decrease in cash of $15,000 for the 1995 Period. The primary reason for the increase in cash for the 1996 Period was the proceeds from sale of common stock.

The working capital position improved for the 1996 Quarter to $956,000 from a working capital deficit for the 1995 Quarter of $167,000. The improvement of the working capital position is primarily a result of the sale of common stock as described hereafter.

In February 1996, the Company entered into a Reg S agreement for the sale of 2,525,000 shares of common stock for $2,525,000 in installments through May 1996. In addition, the Company received another $700,000 of funds from the sale of 507,246 shares of common stock as of July 1996, pursuant to different Reg S agreement.

During September 1996, the Company merged with Texas Equipment Co., Inc., through the issuance of common stock, which is accounted for as a pooling of interest. The Company advanced $927,000 for TEC to actively pursue the acquisition of other John Deere dealerships. The management discussion and analysis will be updated for the financial information relating to TEC by the filing of an amendment to this Form-10QSB.

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


                                    Part II


ITEM 1. LEGAL PROCEEDINGS.

No legal proceedings to which the Company (or any of its officers or directors in their capacities as such) is a party or to which the property of the Company is subject is pending, and no such legal proceedings are known by Management to be contemplated.


ITEM 2. CHANGES IN SECURITIES.

On September 17, 1996, the Company issued 16,850,000 shares of its authorized but previously unissued common voting stock to the three pro rata shareholders of Texas Equipment Co., Inc. in exchange for all of the issued and outstanding shares of that company. In addition, the Company authorized an option to purchase up to 250,000 common voting shares to its counsel, Charles Barkley, for legal services in connection with the acquisition and confirmed an agreement for the adoption of an Employee Stock Option Plan, reserving up to 475,000 shares of common voting stock to the employees of its subsidiary Marinex Multimedia Corporation of New York, New York.

The Company also agreed to issue original issue of 507,246 shares of common voting stock from its authorized but unissued shares to Varna Management, Inc. to complete the purchases made by Varna Management, Inc. under a Subscription Agreement which dated February 12, 1996 and which was amended on July 11, 1996.

As a result of these transfers, there are presently issued and outstanding 24,704,886 shares with an additional 725,000 shares committed for future issuance. Since the authorized capital of the Company is 25,000,000 shares, an increase in authorized capital will be required before such issuance will be permitted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY  HOLDERS.

     None.


ITEM 5. OTHER INFORMATION.

     The Company changed its name from "Marinex Multimedia Corporation" to "Texas Equipment Corporation" on October 7, 1996 following the acquisition of Texas Equipment Co., Inc. on September 17, 1996. The symbol on the NASD Bulletin Board was also changed from "MRNX" to "TEXQ." As a result of the acquisition, the Company now has two wholly owned subsidiaries: Marinex Multimedia Corporation, a New York corporation with its offices at 110 Greene Street, Suite 800, New York, New York, 10012 and Texas Equipment Co., Inc., a Texas corporation, with its offices at 1305 Hobbs Highway, Seminole, Texas, 79360. A copy of the Acquisition Agreement has been included herewith as an exhibit to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     The Company caused a report to be filed on Form 8-K on or about September 25, 1996 and an amendment thereto on or about September 21, 1996.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEXAS EQUIPMENT CORPORATION





                                   By: /s/ Paul Condit
                                      ----------------------------------
                                       President


Date: November 21, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on




                      SIGNATURE              TITLE
                      ---------              -----

           /s/ Paul Condit
           --------------------------------  President and
           Paul Condit                       Director,
                                             Chief Executive Officer


           /s/ John Condit
           --------------------------------  Secretary-Treasurer
           John Condit                       and Director
                                             Chief Financial Officer

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   (FORMERLY MARINEX MULTIMEDIA CORPORATION)

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                      September 30,       December 31,
                                                                            1996             1995
                                                                   ----------------  ---------------
CURRENT ASSETS
   Cash and Temporary Cash Investments                               $    2,103,605      $   338,567
   Accounts Receivable
          Trade                                                             741,070          213,777
          Employees and Other                                               120,889           14,051
   Inventories                                                            7,272,077        6,439,238
                                                                       ------------      ------------

            TOTAL CURRENT ASSETS                                         10,237,641        7,005,633
                                                                        -----------      -----------

LAND, BUILDINGS AND EQUIPMENT, at cost                                    2,228,375        2,259,221
      Less Accumulated Depreciation                                        (837,245)        (759,105)
                                                                       ------------      -----------

            NET LAND, BUILDINGS AND EQUIPMENT                             1,391,130        1,500,116
                                                                      -------------      -----------
OTHER ASSETS
   Finance Receivables                                                      839,694          693,674
   Cash Surrender Value of Insurance                                        240,939          228,550
   Other Assets                                                             117,165           81,445
   Goodwill                                                                 139,845          149,380
   Related Party Receivables                                                132,018          117,542
                                                                      -------------      -----------

            TOTAL OTHER ASSETS                                            1,469,661        1,270,591
                                                                      -------------      -----------

            TOTAL ASSETS                                             $   13,098,432      $ 9,776,340
                                                                       ============      ===========





                                  (Continued)

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   (FORMERLY MARINEX MULTIMEDIA CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     September 30,        December 31,
                                                                         1996                 1995
                                                                   -------------------  ---------------
CURRENT LIABILITIES
   Notes Payable                                                        $    300,000      $   300,000
   Current Maturities of Long-Term Debt                                      267,130          371,447
   Accounts Payable Trade
      John Deere Company                                                   3,769,240        3,096,801
      Other                                                                  883,261          444,782
   Accrued Expenses                                                          423,066          559,118
   Customer Deposits                                                          72,035                -
   Deferred Tax Liability
                                                                             377,300          377,300
                                                                        ------------      -----------

         TOTAL CURRENT LIABILITIES                                         6,092,032        5,149,448

LONG-TERM DEBT - net of current maturities                                   974,430        1,195,378

DEFERRED TAX LIABILITY                                                       152,000          152,000
                                                                        ------------      -----------

         TOTAL LIABILITIES                                                 7,218,462        6,496,826
                                                                        ------------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock                                                               24,692           21,360
   Paid In Capital                                                         3,772,412          814,994
   Retained Earnings                                                       2,082,866        2,443,160
                                                                        ------------      -----------

         TOTAL STOCKHOLDERS' EQUITY                                        5,879,970        3,279,514
                                                                        ------------       ----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                        $ 13,098,432      $ 9,776,340
                                                                        ============      ===========


                 TEXAS EQUIPMENT CORPORATION  AND SUBSIDIARIES

                   (FORMERLY MARINEX MULTIMEDIA CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three Months Ended Sept 30,          Nine Months Ended Sept 30,
                                                       ------------------------------      -------------------------------
                                                             1996             1995             1996              1995
                                                          -------------    ------------    -------------      ------------
REVENUES                                                  $5,826,918     $ 6,037,413       $19,615,351        $ 18,301,920

COST OF REVENUES                                           5,385,362       5,504,601        17,243,475          15,974,773
                                                           ---------       ---------        ----------          ----------

      GROSS PROFIT                                           441,556         532,812         2,371,876           2,327,147

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                   877,767         864,794         2,628,814           2,733,719

OTHER INCOME (EXPENSE)
   Interest Income                                            49,289          31,724           137,979             155,595
   Interest Expense                                          (41,336)        (55,002)          (81,042)           (187,613)
   Licensing Fee Settlement                                   55,238               -            55,238                   -
   Other Income (Expense)                                    (14,937)         25,713            15,566              43,220
                                                          ----------      ----------        ----------          ----------

(LOSS)  BEFORE INCOME TAXES                                 (387,957)       (329,547)         (129,197)           (395,370)

INCOME TAX BENEFIT (EXPENSE)                                  43,600          55,000          (231,097)            (35,000)
                                                          ----------      ----------         ---------          ----------

NET (LOSS)                                                $ (344,357)     $ (274,547)        $(360,294)       $   (430,370)
                                                          ==========      ==========         =========        ============

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   (FORMERLY MARINEX MULTIMEDIA CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Nine Months Ended September 30,
                                                                                     ------------------------------------
                                                                                          1996                  1995
                                                                                     -----------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                                            $ (360,294)      $ (430,370)
   Adjustments to Reconcile Net (Loss)
      to Net Cash from Operating Activities
         Amortization and Depreciation                                                      121,071          137,382
         Increase in Finance Receivable                                                    (146,020)        (151,977)
   Changes in Current Assets and Liabilities
         (Increase) in Accounts Receivable                                                 (634,131)        (618,407)
         (Increase) in Inventories                                                         (832,839)        (479,192)
         Increase in Accounts Payable                                                     1,102,898        1,281,177
         Increase in Accrued Liabilities                                                    113,831           88,773
         Increase in Customer Deposits                                                       72,035          212,194
         Increase (Decrease) in Due to Officers                                            (240,000)         192,125
                                                                                         ----------       ----------

            NET CASH FLOW (USED) PROVIDED BY
               OPERATING ACTIVITIES                                                        (803,449)         231,705
                                                                                         ----------       ----------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of Lands, Buildings and Equipment                                               (53,706)        (363,136)
   Proceeds from Sale of Equipment                                                           46,170                -
   Increase in Cash Surrender Value of Insurance                                            (12,389)         (20,673)
   (Increase) Decrease in Related Party Receivables                                         (14,476)          60,662
   (Increase) Decrease in Other Assets                                                      (32,975)          14,127
                                                                                         ----------       ----------

            NET CASH FLOWS (USED) BY
               INVESTING ACTIVITIES                                                         (67,376)        (309,020)
                                                                                         ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES

   Proceed from Note Borrowings                                                             410,657          717,839
   Repayment of Note Borrowings                                                            (735,544)        (882,721)
   Sale of Common Stock                                                                      2,960,750       200,000
                                                                                            ----------    ----------

            NET CASH FLOW PROVIDED
               BY FINANCING ACTIVITIES                                                    2,635,863           35,118
                                                                                         ----------      -----------

NET INCREASE (DECREASE) IN CASH                                                           1,765,038          (42,197)

CASH AT THE BEGINNING OF THE PERIOD                                                         338,567          555,066
                                                                                         ----------       ----------

CASH AT THE END OF THE PERIOD                                                            $2,103,605       $  512,869
                                                                                         ==========       ==========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   (FORMERLY MARINEX MULTIMEDIA CORPORATION)

                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Form 10-KSB of Texas Equipment Corporation and Subsidiaries (formerly Marinex Multimedia Corporation) (the "Company") for the year ended December 31, 1995 or Form 8-K's dated February 12, 1996 and October 2, 1996, disclosing the mergers as discussed below. Reference is made to the Form 8-K's, since the surviving entity included pooled entities not previously discussed. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the nine month period ended September 30, 1996, is not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note 2:  Merger - Marinex

On February 12, 1996, Hard Funding, Inc. ("Hard"), pursuant to a letter of intent, acquired Marinex Multimedia Corporation by issuing 4,000,000 shares of its common stock to the shareholders of Marinex in exchange for all the issued and outstanding shares of Marinex Multimedia Corporation. Subsequent to the acquisition, Hard changed its name to Marinex Multimedia Corporation. The merger is being accounted for as a pooling interest, accordingly the December 31, 1995, balance sheet has been restated for the merger.

Note 3:  Merger - Texas Equipment

On September 17, 1996, the Company merged with Texas Equipment Co., Inc. ("TEC"), a distributor of John Deere farm machinery equipment in the southwestern United States. Pursuant to the terms of the merger, the Company issued 16,850,000 shares of common stock to the shareholders of TEC for all of the outstanding shares of TEC. TEC is obligated to register the current outstanding shares of the Company prior to the merger as part of the terms of the merger. Subsequent to the acquisition of TEC, the Company changes its name to Texas Equipment Corporation. The merger is being accounted for as a pooling of interest. The December 31, 1995 financial statements have been restated for the merger.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   (FORMERLY MARINEX MULTIMEDIA CORPORATION)

                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 4:  Sale of Common Stock

In February 1996, the Company entered into a Regulation S agreement to sell 2,525,000 shares of common stock at $1.00 per share in installments through May 15, 1996. The Company received $2,525,000 for the sale of such common stock. Such common stock sold pursuant to the Reg S agreement will have a six month restriction from the date of the final installment sale of common stock for purposes of reselling the common stock. The Company paid $252,500 in commissions on the sale of such stock and issued 300,000 shares of common stock to financial consultants relating to the raising of such equity funds.

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

Note 5:  Stock Option Plan

In July 1996, the Company adopted a Stock Incentive Plan ("1996 Plan"), whereby 475,000 shares of common stock have been reserved to be issued pursuant to the stock option plan. The term of each option is five years. The Company has proposed to issue 447,250 stock options to employees with an exercise price of $4.00, except for the individuals owning more than 10% of the Company, whose exercise price of such stock options would be 110% of noted share fair market value upon issuance. All of the foregoing is subject to and contingent upon the approval of the 1996 Plan by the Company's stockholders.

Note 6:  Note Receivable

On September 30, 1996, the Company loaned $100,000 to a business consultant to the Company. Such money was repaid on October 3, 1996.

                        MARINEX MULTIMEDIA CORPORATION

                                BALANCE SHEETS
                                 (UNAUDITED)


                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1996              1995
                                                               -------------      ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash                                               $     882,545      $     88,914
   Accounts receivable                                                 2,711
   Note receivable                                                   100,000
                                                              --------------      ------------
        TOTAL CURRENT ASSETS                                         985,256            88,914

INVESTMENT                                                           927,613

MACHINERY AND EQUIPMENT, NET                                          70,702            50,250

OTHER                                                                  7,860            10,605
                                                              --------------      ------------

                                                               $   1,991,431      $    149,769
                                                              ==============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payab                                              $      28,842      $     16,859
   Due to officers                                                         -           240,000
   Payroll taxes payable                                               1,009                 -
                                                              --------------      ------------

        TOTAL CURRENT LIABILITIES                                     29,851           256,859

NOTES PAYABLE - SHAREHOLDERS                                               -           100,000

STOCKHOLDERS' EQUITY:
   Common shares - $.001 par value , 25,000,000 authorized
   7,842,021 and 4,510,115 issued and outstanding                      7,842             4,510
   Additional Paid-in-Capital                                      3,189,434           232,016
   Deficit                                                        (1,235,696)         (443,616)
                                                              --------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                                 1,961,580          (207,090)
                                                              --------------      ------------
                                                              $    1,991,431      $    149,769
                                                              ==============      ============





                      See notes to financial statements.

                       MARINEX MULTIMEDIA CORPORATION

                           STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30,
                                 (UNAUDITED)


                                                   1996           1995
                                                ----------     ----------
SALES                                           $  107,637     $  169,597

EXPENSES
  Production expenses                              293,678         87,169
  Advertising and marketing                         49,294         15,575
  General and administrative                       625,093        531,957
  Depreciation and amortization                      8,645          4,138
                                                ----------     ----------
                                                   976,710        638,839

OTHER INCOME
  Interest expense                                  (5,250)             -
  Licensing fee settlement                          55,238
  Interest income                                   27,005          4,721
                                                ----------     ----------

Loss from continuing operations before taxes      (792,080)      (464,521)

Provision for income taxes                               -              -
                                                ----------     ----------
NET LOSS                                        $ (792,080)    $ (464,521)
                                                ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             6,731,272      4,199,270
                                                ==========     ==========
NET LOSS PER SHARE                              $    (0.12)    $    (0.11)
                                                ==========     ==========





                      See notes to financial statements.

                       MARINEX MULTIMEDIA CORPORATION

                           STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30,
                                 (UNAUDITED)


                                                 1996          1995
                                              ----------    ----------
SALES                                         $   72,104    $   40,811
                                              ----------    ----------

EXPENSES
    Production expenses                          150,289        43,795
    Advertising and marketing                        528        14,735
    General and administrative                   244,854       158,143
    Depreciation and amortization                  2,918         1,564
                                              ----------    ----------
                                                 398,589       218,237

OTHER INCOME
    Interest expense                              (1,750)
    Licensing fee settlement                      55,238
    Interest income                               21,517         4,721
                                              ----------    ----------
Loss from continuing operations before taxes    (251,480)     (172,705)

Provision for income taxes                             -             -

                                              ----------    ----------
NET LOSS                                      $ (251,480)   $ (172,705)
                                              ==========    ==========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                         7,842,021     4,254,920
                                              ==========    ==========
NET LOSS PER SHARE                            $    (0.03)   $    (0.04)
                                              ==========    ==========





                     See notes to financial statements.

                        MARINEX MULTIMEDIA CORPORATION

                           STATEMENTS OF CASH FLOWS

                       NINE MONTHS ENDED SEPTEMBER 30,
                                 (UNAUDITED)

                                                                                          1996             1995
                                                                                     -------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $    (792,080)     $ (464,521)
   Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Depreciation and amortization                                                     2,918           1,564
                                                                                     -------------      ----------
                                                                                          (789,162)       (462,957)

   Change in assets and liabilities
           (Increase) decrease in notes receivable                                        (100,000)              -
           (Increase) in accounts receivable                                                (2,711)              -
           Increase (decrease) in due to officers                                         (240,000)              -
           Increase (decrease) in accounts payable and accrued liabilities                  12,992         192,125
                                                                                     -------------      ----------
                                                                                          (329,719)        192,125

NET CASH USED BY OPERATING ACTIVITIES                                                   (1,118,881)       (270,832)
                                                                                     -------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investment                                                                 (927,613)
   Decrease in other assets                                                                  2,745           6,128
   Acquisition of equipment                                                                (23,370)        (20,064)
                                                                                     -------------      ----------

NET CASH USED BY INVESTING ACTIVITIES                                                     (948,238)        (13,936)
                                                                                     -------------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in loans payable                                                              (100,000)        100,000
   Sale of common stock                                                                  2,960,750         200,000
                                                                                     -------------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                2,860,750         300,000
                                                                                     -------------      ----------
NET DECREASE IN CASH                                                                       793,631          15,232

CASH AT BEGINNING OF PERIOD                                                                 88,914          46,603
                                                                                     -------------      ----------
CASH AT END OF PERIOD                                                                $     882,545      $   61,835
                                                                                     =============      ==========

                                                                                           882,545          61,835


                       See notes to financial statements.