Form 10-K
period 1996-12-31
TEXAS EQUIPMENT CORP
filed 1997-04-15
CIK 887996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
    (Mark One)


         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 1996 or

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]



              For the transition period from ________ to _______



Commission file number           33-47921-A
                              ---------------------------


                              Texas Equipment Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Nevada                                       62-1459870
------------------------------------------------       -------------------------
   (State or other jurisdiction of incorporation       (I.R.S. Employer
        or organization)                                   Identification No.)




110 Greene St, Ste 800, New York, New York                10012
------------------------------------------       -------------------------------
 (Address of principal executive offices)               (Zip Code)


Issuer's telephone number: (212) 334-6700

Securities registered under Section 12(b) of the Exchange Act:


      Title of each class              Name of each exchange on which registered


---------------------------------     ------------------------------------------



---------------------------------     ------------------------------------------


    Securities registered under Section 12(g) of the Exchange Act;


                                (Title of class)
--------------------------------------------------------------------------------








--------------------------------------------------------------------------------

         Indicate by check and mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|

         Indicate by check mark if there is no disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. Yes |_| No |X|

         State issuer's revenues for its most recent fiscal year. $ 28,094,196

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $4,196,803: As of April 11, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 24,704,886

                                     PART I



Item 1. Business.

         The registrant is a Nevada corporation that was originally named Hard Funding, Inc. and has 25,000,000 shares of Common Stock, par value $0.001, (the "Common Stock") authorized. Hard Funding, Inc. was incorporated in August of 1990. On November 8, 1993, Hard Funding, Inc. completed a public offering of 9,775 shares of Common Stock. The registrant was formed for the purpose of acquiring through the issuance of Common Stock operating assets. From the registrant's formation until February, 1996, the registrant did not conduct operations.

         In February, 1996, the registrant exchanged 4,000,000 shares of its Common Stock for all of the issued and outstanding equity shares of Marinex Multimedia Corporation, a New York corporation ("Marinex"). In connection with the acquisition of Marinex, the registrant changed its name to Marinex Multimedia Corporation. Marinex produces a CD-ROM magazine, Trouble & Attitude, and produces two internet sites, www.bizmag.com ("BIZMAG") and www.theeastvillage.com. ("VILLAGE"). BIZMAG is a website magazine related to the entertainment industry, providing interviews of celebrities, downloadable movie trailers, celebrity sound bites and music videos, weekly entertainment columns, lectures, and reviews, as well as reports of box office revenues and television ratings.
VILLAGE is a "Cybersoap" whose story is updated daily.

         In the Spring and Summer of 1996, the registrant raised approximately $3,225,000 in two Regulation S offerings. The first raised $2,525,000 through the issuance of 2,525,000 shares of Common Stock and the second raised an additional $700,000 by issuing 507,246 shares of Common Stock.

         In September of 1996, the registrant issued 16,850,000 shares of Common Stock in exchange for all of the capital stock of Texas Equipment Co., Inc., a Texas corporation ("TEC"). Upon the acquisition of TEC, the registrant changed its name to Texas Equipment Corporation. At the time of the acquisition, TEC operated three John Deere dealerships in Southwest Texas. (Unless the context otherwise indicates, the "Company" shall refer to the registrant and its two wholly owned subsidiaries, TEC and Marinex.)

         As of March 25, 1997, TEC employed 96 people: 11 in sales; 40 in service; 19 in parts; 10 in set-up; and two in administration. Management of the Company believes that Marinex employed two people at March 31, 1997. See Item 3. Legal Proceedings

Texas Equipment Co., Inc.

         TEC was incorporated in 1987 to operate John Deere dealerships at three locations in Southwest Texas, namely, Seminole, Plains, and Pecos. Although the dealership is franchised by John Deere for Commercial and Consumer Equipment, more than 90% of TEC's revenues are derived from selling, servicing, and leasing new and used agricultural equipment and parts with new equipment primarily being manufactured by John Deere. In January 1997, TEC acquired three dealerships in the Texas Panhandle, namely, Hereford, Dimmitt, and Friona, dealerships that are also oriented toward agricultural sales.

         John Deere, which has manufactured agricultural equipment since 1837, believes its worldwide sales of agricultural equipment during recent years have been greater than any other business enterprises's sales of agricultural equipment. This full line of agricultural equipment includes tractors; tillage, soil preparation, seeding, and harvesting machinery; sprayers; hay and mowing equipment; and integrated farming technology. In particular John Deere manufactures large-size agricultural equipment, particularly tractors over 100 horsepower, self propelled combines and self-propelled cotton pickers. John Deere has products that utilize satellite technology which evaluates a customer's field and alters John Deere equipment's operational characteristics, such as speed of harvesting equipment, that increase the efficiency of harvesting.

Store Operations and Marketing

         The three stores in Southwest Texas sell to farmers principally engaged in peanut and cotton farming while the three stores located in the Texas Panhandle sell to farmers principally engaged in wheat, corn, other grain, and, to a lesser extent, cotton farming. Management of TEC believes that farmers purchasing new equipment in the Southwest

Texas stores typically farm about 2,000 acres, and those in the Texas panhandle farm somewhat larger acreage. Those farming significantly smaller acreages are the primary market for TEC's used equipment.

         In addition to being a John Deere dealer, TEC is also a dealer for other manufacturers of agricultural equipment. TEC's other principal dealerships are Amadas, which manufactures large threshing equipment used in peanut farming, and KMC, also a provider of equipment used in peanut farming. TEC's management believes that it is the largest dealer of Amadas equipment in the world. TEC does lease or rent some equipment, leases being for a term of one year or more with rentals occurring during planting and harvesting seasons. Presently, TEC does not maintain a separate rental or lease fleet. TEC prearranges financing for virtually all of the purchases of equipment.

         Each of TEC's six stores supports the sale of new equipment with part sales, equipment service and the sale of used equipment, principally acquired through trade ins. Each store has a sales area, parts area and service bays. These buildings are surrounded by several acres where new and used equipment is displayed and stored. Each store is staffed by highly trained service technicians. Although the technicians may make repairs at a customer's farm, the farming equipment's size requires specialized bays and hoists, and the farming equipment's technology, particularly onboard computers, requires specialized diagnostics that can often only be performed at the dealership's location

         TEC's sales are subject to seasonal fluctuations. Sales are slowest after planting is completed in mid May and before harvesting commences in mid-August. There is some decrease in sales after harvesting is complete but this decrease is mitigated by those engaging in soil maintenance activities. The acquisition of the Texas Panhandle stores operates to lengthen TEC's selling season.

         TEC markets principally by arranging equipment financing. The equipment used on large farms commonly costs in excess of $100,000. By providing financing, TEC facilitates the equipment's sale. The financing is provided principally through John Deere Credit and Agricredit Acceptance. TEC's credit risk is limited to the finance company's receivable, and TEC typically requires a 20% down payment. The finance company withholds from TEC one percent of the amount financed, but when the total amount withheld exceeds between three and four percent of the receivables outstanding, the excess is remitted to the Company.

Floor Plan Financing

         John Deere and Deere Credit Services offer floor plan financing to Deere dealers for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Deere charges variable market rates of interest at or over the prime rate on balances outstanding after any interest-free periods and retains a security interest in the inventories, which it inspects periodically. The interest-free periods, which Deere Credit Services changes periodically, are currently six to eight months. Deere Credit Services also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment. After the interest-free period, the Company generally shifts its financing to Deere Credit Services to obtain a lower interest rate.

         For equipment from suppliers other than Deere, the Company primarily finances its inventory through its line of credit at Agricredit Acceptance. Financing also may be available through floor plan financing programs provided by the suppliers, which may be financed by such suppliers themselves or through third party lenders, depending on which option provides the Company with the most favorable terms.

Competition

         Management of TEC believes that its principal competition comes from other John Deere dealers. While there are Case International dealerships competing in the markets in which TEC operates, management of the Company believes that the quality of John Deere equipment and the equipment's ability to hold its resale value gives the John Deere equipment a competitive advantage.

         John Deere is, however, encouraging consolidation of dealerships and permitting the public financing of those entities. Accordingly, the Company anticipates that the markets in which TEC operates to be changing, perhaps radically, and TEC anticipates additional competition from large dealerships, including John Deere dealerships, that may have significantly greater financial, information system and personnel resources than those of TEC and that are intent on increasing market share.

Product Warranties

         Product warranties for new equipment and parts are provided by the supplier. The term and scope of these warranties vary greatly by supplier and by product. The Company does not provide additional warranties to retail purchasers of new equipment. John Deere and other vendors pay the Company for each's equipment under warranty. The Company generally sells used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferrable and has not yet expired. Typically, the Company does not provide additional warranties on used equipment.

Environmental Standards and Government Regulations

         The Company's operations are subject to numerous federal, state, and local rules and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, primarily relating to its service operations. Based on current laws and regulations, the Company believes that it is incompliance with such laws and regulations and that its policies, practices, and procedures are designed to prevent unreasonable risk of environmental damage or violation of environmental laws and regulations and any resulting financial liability to the Company and the Company is not aware of any federal, state, or local laws or regulations that have been enacted or adopted, the compliance with which would have a material adverse effect on the Company's results of operations or would require the Company to make any material capital expenditures. No assurance can be given that future changes in such laws or regulations or changes in the nature of the Company's operations or the effects of activities of prior occupants or activities at neighboring facilities will not have an adverse impact on the Company's operations.

Marinex Multimedia

         Marinex Multimedia was formed to sell entertainment media to users of personal computers. Personal computers can be equipped to play CD-ROMS or access material on the Internet. In addition to text and photographs, CD-ROMs and Internet material can make available to personal computers videos and sound and interactive games.

         Marinex's efforts are oriented toward magazines delivered on CD-ROM or via the Internet. In addition to text and photographs, the media could deliver a variety of sound, music and videos. The CD-ROM, Trouble & Attitude, was marketed toward 18-44 years old as was the Internet magazine. In addition, developed and produced a cybersoap on the Internet whose story line was updated daily.

         The CD-ROM has been produced sporadically. It was originally produced in 1995 and successfully produced revenues. After the filing of litigation against the Company, the Company became aware that an issue of Trouble & Attitude had been distributed to several bookstores, including national chains such as Barnes &Noble. The copyright is for 1997 by Trouble & Attitude, Inc., an entity that management is unaware is affiliated with the Company. Although the address on the cover is the Company's address, there is a reference to an e-mail address of info@marinex.com. The inside front cover prominently refers to www.theeastvillage.com. Management of the Company anticipates that the legal issues raised by the publication, among others, will become part of the issues involved in the litigation filed by a director of the Company against the Company. See Item 3. Legal Proceedings; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

         Producers of sites on the internet can derive revenues from two sources, subscriptions and advertising, and management believes that subscriptions on the Internet are not likely since so much material on the internet can be obtained without cost.

         Marinex has received minimal advertising revenues from the Internet. Recent reports indicate that total revenues from advertising on the internet for 1996 were $300,000,000, a five fold increase from 1995. The firm generating the largest amount of advertising on the Internet, received approximately $24,000,000 in 1996 from advertising revenues.

         Management of the Company is reviewing whether is a business that can be conducted profitably or whether it should be sold or closed.

Item 2. Properties.

         The Company is headquartered in New York City where the Company rents a loft from the Soho Building, located at 110 Greene Street, New York, NY. Rent is $3,750 per month. The lease expires in September of 1997 and the Company has renewal options.

         The following table sets forth the size of TEC's locations: 1


                                         Total Building       Office and                           Service and
     Location            Acreage             Space*           Showroom*        Parts Storage*         Setup*
------------------       -------         --------------       ----------       --------------      -----------
Seminole                  13.94              50,000           9,875             14,000             26,125
Plains                     6.025             21,000           2,200              8,600             10,800
Pecos                      1.32              12,800           1,000              5,500              5,500
Hereford                  10.97              26,700           3,900             12,000             10,800
Dimmitt                   10.02              35,500           5,400             11,200             18,900
Friona                     5.0               18,000           4,100              5,600              8,300


* In square feet

The Friona store is rented for $2,500 per month. The remaining stores are owned by TEC.

Item 3. Legal Proceedings.

         On March 17, 1997, the registrant was served with a complaint filed on March 8, 1997, by Jonathan Braun, Charles Platkin and Marinex Multimedia Corporation ("Marinex") in the United States District Court for the Southern District Court of New York against the registrant, TEC, Paul Condit, Paul Condit II, John Condit, Jeffrey Condit, Michael Killman and Charles Barkley. Marinex is a wholly owned subsidiary of the registrant, and Jonathan Braun is a director of the registrant as well as an officer and director of Marinex. Charles Platkin is a former director of the registrant and is a director and officer of Marinex. Michael Killman is a principal in the accounting firm of Killman Murrell & Co., the registrant's independent auditor. Charles Barkley was counsel to the registrant. The civil action relates to the exchange of shares between the registrant and TEC whereby TEC became a wholly owned subsidiary of the registrant. Paul Condit is the registrant's president, and Paul Condit II, John Condit, and Jeffrey Condit were owners of all of the issued and outstanding equity of TEC, each now owning approximately 22.7% of the registrant's Common Stock. The action alleges that: (I) TEC, Paul Condit, Paul Condit II, John Condit, Jeffrey Condit, Michael Killman, and Charles committed fraud against Marinex; (ii) Texas Equipment, Paul Condit, Paul Condit II, John Condit, Jeffrey Condit, and Michael Killman negligently made false representations to Marinex;
(iii) Paul Condit II, John Condit and Jeffery Condit committed a breach of contract against the plaintiffs; and (iv) Charles Barkley committed a breach of fiduciary duty, breach of duty of loyalty, negligence and legal malpractice against the plaintiffs. The action seeks unspecified damages not less than $930,000, including fees and expenses. The registrant believes this action is without merit and intends to vigorously defend against these claims. While the registrant believes these claims are without merit and are, in addition, subject to numerous procedural defenses, the final outcome of this action is unknown.

Item 4. Submission of matters to a Vote of Security Holders.

         Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Prior to the date hereof, there has been a limited and sporadic trading market for the Company's Common Stock, which presently trades on the NASD Bulletin Board under the symbol "TEXQ." After its initial public offering in 1993, there was very little trading until the first quarter of 1996. According to information furnished by the National Quotation Bureau, the high and low bid and high and low ask quotations for each quarter of the 1996 is as follows:



1995                          Closing Bid                Closing Ask

                              high     low              high      low

Marrch31                      7.00     6.00            10.00     9.00

June 28                       7.00     7.00             9.00     9.00

September 29                  7.00     7.00             9.00     9.00

December 29                   7.00     7.00             9.00     9.00



1996                          Closing Bid               Closing Ask

                              high      low             high      low

March 29                      8.00     7.00             9.00     9.00

June 28                      10.00     5.25            11.00     6.25

September 30                  6.75     1.00             8.25     3.00

December 31                   3.625    2.125            3.625    2.625

         These market quotations represent inter-dealer prices, without retail markup, mark down or commission and do not necessarily represent actual transactions. As of March 15, 1997, there were approximately 300 holders of record of the Company's common stock. The Company has not paid any dividends, redeemed, repurchased or otherwise retired any of its capital stock.

Item 6. Selected Financial Data.

                                      Year Ended December 31,
                              1996              1995            1994

Net Sales                 $28,094,196       $25,031,608      $20,964,570
Gross Profit                4,092,807         3,383,351        2,917,714
Net Income                    736,351           253,399           58,631
Net Income per share           $0.00             $0.02             $0.04
Total Assets               11,612,258         9,624,708
Long-term Debt              1,005,762         1,195,378
Dividends                       0.00              0.00              0.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Fiscal 1996 Compared to Fiscal 1995

         The acquisition by the Company of TEC is accounted as though TEC acquired the Company through a purchase. Accordingly, the consolidated balance sheet reflects the net expenses incurred by Marinex through September of 1996. The Company's Consolidated Statement of Operations reflects the expenses of Marinex incurred in the fourth quarter of 1996.

         The net expenses of Marinex for 1996 were approximately $1,063,000. Revenues for Marinex were less than $100,000 for the 1996 fiscal year, principally reflecting sales of Trouble & Attitude as well as a fee paid by a distributor upon termination of a distribution arrangement. Revenues from the internet locations were less than $10,000 for the fiscal year ended December 31, 1996. Production and advertising expenses together with salaries paid to Messrs. Braun and Platkin constituted the majority of expenses incurred by Marinex.

         Revenues for TEC increased to approximately $28,000,000 in 1996 from approximately $25,000,000 in 1995, an increase of more than 12%. These revenues reflect sales solely from three Southwest Texas stores and the increase derives from improved economic conditions in the area, maturation of the Plains, Texas store, and increased sales of equipment related to peanut farming. The slightly improved margins in 1996, reflecting a different product mix, resulted in an almost 21% increase in gross profit, from $3,383,351 in 1995 to $4,092,807 in 1996.

         TEC's selling general and administrative costs decreased from $2,935,899 in 1995 to $2,645,231 in 1996, principally as a result of lower commission compensation to Mr. Paul Condit, the Company's president. Because of increased gross profit and decreased selling, general and administrative costs, gross profit before income tax for TEC increased almost 270%, from $416,693 in 1995 to $1,534,646, earnings per share for the Company increasing from $0.02 to $0.04 per share.

Fiscal 1995 Compares to Fiscal 1994

         Net income for TEC and the Company increased in 1995 to $253,399 from $58,631 in 1994. Gross profit increased almost 16% in 1995 from 1994 although revenues increased more than 19%. In 1995, the Company's results were favorably affected by a decline in commission expense as a percentage of revenue and a decline in office administrative expense.

Liquidity and Capital Resources

         The Company's agricultural operations have sufficiently funded those operations. Proceeds from the Company's sale of stock enabled TEC to acquire the stores in the Panhandle of Texas. Throughout the year, those financing equipment purchased from TEC typically hold back three to four percent of the amount financed, thus decreasing cash flow during the year. A significant portion of this holdback is usually recaptured after the end of each calendar year, however.

         The effect of litigation filed by Messrs. Braun and Platkin on the Company's liquidity cannot yet be determined, although the Company believes that the claims are spurious. In addition, on January 24, 1997, at the instruction of Charles Platkin, $625,000 of the Company's money was wired to a checking account of a Mr. Paul F. Condzal, believed by the Company to be an attorney. The Company anticipates that this act, among similar acts, will be the subject of part of its response to the litigation filed by Messrs. Braun and Platkin.

Item 8. Financial Statements and Supplementary Data.

         The Company's consolidated balance sheet as of December 31, 1996 and 1995, and the related consolidates statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 are included under Item 14 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable

                                    PART III



Item 10. Directors and Executive Officers of the Registrant.

     The following persons are the directors and executive officers of the Company and have served in such capacities since the formation of the Company.

Name                       Age                 Position

Paul Condit                63                  President, Director,
                                               Chief Financial Officer


John T. Condit             32                  Secretary/Treasurer, Director



Jonathan Braun             45                  Director,
                                               President of Marinex Multimedia



         All directors and officers of the Company are elected annually to serve for one year or until their successors are duly elected and qualified.

         Paul Condit, 63, is President, Chief Executive Officer and a director. He has a B.S. degree from Oklahoma State University and has been in the farm equipment business for 23 years. Mr. Condit owned and operated a predecessor company and has managed Texas Equipment since its inception in 1987.

         John Condit, 32, serves as a Director and Chief Financial Officer of Texas Equipment and will serve as Secretary of the Company. He obtained a BBA degree from Texas Tech University in 1986. For the past five years, he has been President of Domicile Property Management, Inc., a real estate acquisition and management firm, in San Antonio, Texas.

         Jonathan Braun, 45, a former journalist, has over 20 years experience in public relations and consulting and has served as his Chairman of the Board since its inception in January 1995. From 1992 until establishing Marinex Multimedia Corporation in 1995, Mr. Braun has been engaged in the public relations and consulting business through a company called Marinex, Inc., a Delaware corporation. That company has been dissolved. In March 1997, Mr. Braun filed a lawsuit against the Company that is adverse to the Company. See Item 3. Legal Proceedings.

Item 11. Executive Compensation.


                                      Fiscal       Annual Compensation              Other


Name/Position                           Year   Salary($)         Bonus($)        Compensation($)
Paul Condit, President                 1996    $26,000
                                       1995    $29,630          $180,260

John Condit                            1995          0                 0


Jonathan Braun(1),  Director           1996   $240,000
                                       1995    $26,667



(1) Mr Braun also 100,000 stock options exercisable at $4.00 per share subject to shareholder approval

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of October 1, 1996 by
(I)each person who is known by the Company to own beneficially more than five percent (5%) of the Company' outstanding common stock; (ii) each of the Company's officers and directors; and (iii) all directors and officers of the Company as a group.

Name of                               Shares of Common              Approximate
Beneficial                           Stock Beneficially             Percentage
Owner                                       Owned                      Owned

John T. Condit                            5,616,666                    22.7%
c/o Domicile Property Management
 601 Howard Streets
 San Antonio, TX 78212

 Paul J. Condit II                        5,616,666                    22.7%
c/o Domicile Property Management
 601 Howard Streets
San Antonio, TX 78212

 Jeffrey E. Condit                        5,616,666                    22.7%
c/o Domicile Property Management
601 Howard Streets
San Antonio, TX 78212

Jonathan Braun                            1,140,000                     4.6%
70 Huntsville Road
Katonah, NY 105361.



         John T. Condit, Paul J. Condit II and Jeffrey E. Condit are brothers and are the sons of Mr. Paul Condit, the Company's President, Chief Executive Officer and a Director. Mr. Braun has an Option to Acquire up to 25% of the issued and outstanding shares of one of the Company's subsidiaries, Marinex Multimedia Corporation, a New York corporation, upon the happening on certain events asset forth in the Acquisition Agreement which is included as an exhibit to this filing.

Item 13. Certain Relationships and Related Transactions.

         The Company was incorporated in the State of Nevada as "Hard Funding, Inc." on August 14, 1990 as a Nevada Corporation to be a "blank check" corporation whose sole business was to purchase, merge with or acquire a business or assets from another company. Hard Funding, Inc. filed a Registration Statement with the Atlanta Regional office of the United States Securities and Exchange Commission (the"Commission") on Form SB-2, which registration statement was declared effective as of October 26, 1993. Pursuant thereto, Hard Funding published a prospectus dated October 26, 1993 (the "Prospectus") with respect to certain of its securities. On November 8, 1993, the Company completed its initial public offering by selling to its underwriter, Westminster Securities Corporation, all 8,500 shares plus the over allotment shares, for a total of 9,775 shares. As a result of the initial public offering, the Company received net offering proceeds, after deducting offering expenses, in the amount of $34,327. An additional 340 shares were issued to the underwriter as a portion of the underwriting compensation. On February 12, 1996, Hard Funding acquired Marinex through a process generally referred to as a "reverse merger." Hard Funding, with its 510,115 shares outstanding, caused 4,000,000 shares of its authorized but unissued shares to Be issued to the shareholders of Marinex in exchange for all of the outstanding shares of Marinex. As a result of the acquisition, the officers and directors of Hard Funding resigned and were replaced by the officers and directors of Marinex Multimedia Corporation; namely, Mr. Jonathan Braun and Mr. Charles Platkin. Messrs. Braun and Platkin remain as officers and directors of the multimedia subsidiary and Mr. Braun remains a director of the Company. Both Messrs. Braun and Platkin own shares in the Company. As of September 17, 1996, the Company acquired a second subsidiary, Texas Equipment Co., Inc., by issuing 16,850,000 shares of its authorized but unissued stock to Messrs. John Condit, Paul Condit, II and Jeffrey Condit in exchange for all of the outstanding shares of that Company. As a result of the transaction, Mr. Platkin resigned as an officer and director of the Company although he remains as an officer and director of the multimedia subsidiary. Mr. Paul Condit and Mr. John Condit were elected members of the Board of Directors and as officers. Messrs. John Condit, Paul Condit, II and Jeffrey Condit are the sons of the Company's President and CEO, Mr. Paul Condit. The Condit family now controls 68.2% of the outstanding common stock of the Company.

         Messrs. Braun & Platkin had employment agreements with the Company that were dated June 1, 1996. The term of each agreement is for five years and calls for an annual salary of $240,000. The annual base salary for each increases at not less than 10% per year, such increase to take effect on the anniversary date of the agreement. The agreement permits the Company to terminate agreement if the employee is convicted of a felony related to the Company's business.

         These agreements were canceled upon the Company's acquisition by TEC, and, management believes Messrs. Braun and Platkin entered into employment agreements with Marinex. Management believes these agreements to be essentially the same as those entered into with the Company. The Company paid Messrs. Braun and Platkin $240,000 in 1996 as salary.

         In addition, the Company paid at the closing of the TEC acquisition $100,000 in preexisting debt believed by management to be loans to the Company by Messrs. Braun and Platkin or both.

         In consideration of cancellation of the existing employment agreement, Messrs. Braun and Platkin received the right to acquire, in certain circumstances, 25% each or a total of 50% of Marinex. These circumstances include any sale of a 10% interest in Marinex, any sale or spin out of TEC, and others.

         John Condit, or his brothers, who are 5% stockholders, or their affiliates guarantee approximately $535,000 of TEC's debt at December 31, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements

         The following financial statements are included herewith:

                                                                        Page
                                                                        ----
    Report of Independent Certified Public Accountants                  F-2
    Consolidated Balance Sheets                                         F-3
    Consolidated Statements of Operations                               F-5
    Consolidated Statements of Stockholders' Equity                     F-6
    Consolidated Statements of Cash Flows                               F-7
    Notes to Consolidated Financial Statements                          F-8

(b) Reports on Form 8-K

         Form 8-K filed on March 31, 1997

(c) Exhibits

3(a)    Articles of Incorporation
3(b)    By-Laws
10(a)   Acquisition Agreement for Texas Equipment Co., Inc.
10(b)   Subscription Agreement with Varna Management
10(c)   Subscription Agreement with Alstro Holdings
10(d)   Subscription Agreement with Varna Management
10(e)   Option Agreement with Jonathan Braun
10(f)   Option Agreement with Charles Platkin

10(g)   Option Agreement with Charles Barkley
10(h)   Employment Agreement with Jonathan Braun
10(i)   Employment Agreement with Charles Platkin
10(j)   Contract with John Deere Company
21(a)   List of Subsidiaries

23       Consent of Accountants(filed herewith)
27       financial Data Schedule(filed herewith)

                                TABLE OF CONTENTS





                                                                     Page
                                                                     ----
Report of Independent Certified Public Accountants                   F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Operations                                F-5

Consolidated Statements of Stockholders' Equity                      F-6

Consolidated Statements of Cash Flow                                 F-7

Notes to Consolidated Financial Statements                           F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Texas Equipment Corporation
1305 Hobbs Highway
Seminole, Texas  79360


We have audited the accompanying consolidated balance sheets of Texas Equipment Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



KILLMAN, MURRELL AND COMPANY, P.C.

Odessa, Texas
February 12, 1997

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996


                                     ASSETS

                                                                                  1995                1996
                                                                              ------------      ---------------

CURRENT ASSETS
   Cash and Temporary Cash Investments                                         $   250,031        $  2,661,058
   Accounts Receivable -
       Trade                                                                       213,777             872,815
       Employees and Other                                                          14,051             204,649
   Inventories, at the lower of cost (principally specific
       identification and average cost) or market value - Note 2                 6,439,238           5,380,188
   Prepaid Expenses                                                                      -              12,500
                                                                            --------------       -------------

              TOTAL CURRENT ASSETS                                               6,917,097           9,131,210
                                                                               -----------        ------------

LAND, BUILDINGS AND EQUIPMENT, at cost - Note 3                                  2,182,355           2,111,369
   Less Accumulated Depreciation                                                  (737,475)           (866,927)
                                                                               -----------        ------------

              NET LAND, BUILDINGS AND EQUIPMENT                                  1,444,880           1,244,442
                                                                               -----------        ------------


OTHER ASSETS
   Finance Receivables - Note 4                                                    693,674             731,028

   Cash Surrender Value of Insurance                                               228,550             129,156
   Other Assets                                                                     73,585              23,945
   Goodwill, net of accumulated amortization of $41,318
       and $54,031, respectively                                                   149,380             136,667
   Stockholders' Receivables - Note 11                                             117,542             215,810
                                                                               -----------        ------------

              TOTAL OTHER ASSETS                                                 1,262,731           1,236,606
                                                                                ----------        ------------

TOTAL ASSETS                                                                    $9,624,708         $11,612,258
                                                                                ==========         ===========














                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                   (Continued)
                                       F-3

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1995                1996
                                                                              ------------        -------------

CURRENT LIABILITIES
   Notes Payable - Note 8                                                       $  300,000        $    300,000
   Current Maturities of Long-Term Debt - Note 9                                   271,447             396,022
   Accounts Payable Trade -
       John Deere Company                                                        3,096,801           2,190,355
       Other                                                                       436,952             437,564
   Accrued Expenses - Note 10                                                      308,226             753,271
   Customer Deposits                                                                     -              79,500
   Deferred Tax Liability - Note 7                                                 377,300             159,800
                                                                                ----------        ------------

              TOTAL CURRENT LIABILITIES                                          4,790,726           4,316,512
                                                                                ----------        ------------

LONG-TERM DEBT, net of current maturities - Note 9                               1,195,378           1,005,762

DEFERRED TAX LIABILITY - Note 7                                                    152,000             107,200

COMMITMENTS AND CONTINGENCIES -
   Notes 4, 6, 12 and 13                                                                 -                   -
                                                                             -------------     ---------------

              TOTAL LIABILITIES                                                  6,138,104           5,429,474
                                                                                ----------        ------------

STOCKHOLDERS' EQUITY
   Preferred Stock, No Par Value. Authorized 3,000,000; Issued
       and Outstanding 596,305 in 1995                                             596,305                   -
   Common Stock, No Par Value.  Authorized 1,000,000; Issued
       and Outstanding 100,000                                                     100,000                   -
   Common Stock, $.001 Par Value.  Authorized 25,000,000;
       Issued and Outstanding 24,704,886                                                 -              24,705
   Paid in Capital                                                                       -           2,534,952
   Retained Earnings                                                             2,886,776           3,623,127
                                                                                ----------        ------------

                                                                                 3,583,081           6,182,784

           Less Treasury Shares - 40,000 Shares of Common
              Stock, at cost                                                       (96,477)                  -
                                                                               -----------     ---------------

              TOTAL STOCKHOLDERS' EQUITY                                         3,486,604           6,182,784
                                                                                ----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $9,624,708         $11,612,258
                                                                                ==========         ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-4

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                     1994                    1995                     1996
                                                --------------          --------------          ----------------

REVENUES                                           $20,964,570             $25,031,608              $28,094,196

COST OF REVENUES                                    18,046,846              21,648,257               24,001,389
                                                   -----------             -----------              -----------

           GROSS PROFIT                              2,917,724               3,383,351                4,092,807
                                                  ------------            ------------             ------------

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES
       Commissions, Salaries, and
           Employee Benefits                         1,647,859               1,821,616                1,460,247
       Amortization and Depreciation                   173,418                 181,080                  152,942
       Collection and Bad Debt Expense                  84,998                 139,505                  111,394
       Marinex Operating Expenses                            -                       -                  217,400
       Other Operating Expenses                        873,578                 793,698                1,147,146
                                                  ------------            ------------             ------------
           Total Selling, General and
              Administrative Expenses                2,779,853               2,935,899                3,089,129
                                                  ------------            ------------             ------------

OTHER INCOME (EXPENSE)
   Interest Income                                     187,720                 181,008                  175,465
   Interest Expense                                   (237,212)               (243,122)                (127,151)
   Other Income                                         14,680                  31,355                   38,756
                                                 -------------           -------------            -------------

INCOME BEFORE INCOME TAXES                             103,059                 416,693                1,090,748

INCOME TAXES - Note 7                                   44,428                 163,294                  354,397
                                                 -------------            ------------             ------------

NET INCOME                                       $      58,631            $    253,399              $   736,351
                                                 =============            ============              ===========

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                      16,850,000              16,850,000               18,662,666
                                                  ============             ===========               ==========

EARNINGS PER SHARE                             $.          .00          $          .02            $         .04
                                               ===============          ==============            =============












                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-5

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                                                                           TOTAL
                                                                                                                           STOCK-
                                    PREFERRED STOCK          COMMON STOCK        PAID IN     RETAINED        TREASURY     HOLDERS'
                                   SHARES      AMOUNT      SHARES    AMOUNT      CAPITAL     EARNINGS        SHARES        EQUITY
                                   ------      ------      ------    ------     ----------   --------      ----------    -----------

Balance, December 31, 1993         224,910    $224,910     100,000   $100,000   $        -   $2,574,746    $(96,477)     $2,803,179

   Stock Bonus Plan Issuance       200,089     200,089           -          -            -            -           -         200,089

   Net Income                            -           -           -          -            -       58,631           -          58,631
                                  --------    --------     -------   -------- ------------   ----------    ----------    -----------


Balance, December 31, 1994         424,999     424,999     100,000    100,000            -    2,633,377    (96,477)       3,061,899

   Stock Bonus Plan Issuance       171,306     171,306           -          -            -            -          -
                                                                                                                            171,306

   Net Income                            -           -           -          -            -      253,399          -          253,399
                                  --------     --------    -------   -------- ------------  -----------    ---------     -----------


Balance, December 31, 1995         596,305     596,305     100,000    100,000            -    2,886,776    (96,477)       3,486,604

   Acquisition of Parent - Note 12
        September 17, 1996        (596,305)   (596,305) 26,604,886    (75,295)   2,534,952            -     96,477        1,959,829

   Net Income                            -           -           -          -            -      736,351          -          736,351
                                  --------    --------- ----------   -------- ------------  -----------     --------     -----------


Balance, December 31, 1996        $      - $         -  24,704,886   $ 24,705   $2,534,952   $3,623,127    $     -       $6,182,784
                                  ==========  ========= ==========   ========    ========== ===========     ==========    ==========


























                     The accompanying notes are an integral
                 part of these consolidated financial statements
                                       F-6

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                        1994               1995             1996
                                                                    ------------        ----------      ------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                                       $    58,631          $  253,399      $  736,351
   Adjustments to Reconcile Net Income
       to Net Cash from Operating Activities
           Amortization and Depreciation                                173,418             181,080         163,553
           Loss on Disposal of Assets                                    11,728                   -           3,502
           Deferred Taxes                                               (92,800)              1,200        (262,300)
           Increase in Finance Receivable                               (97,073)           (200,850)        (37,354)
           Increase in Preferred Stock                                  200,089             171,306               -
   Changes in Current Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                   445,455              57,331        (849,636)
           (Increase) Decrease in Inventories                         1,002,860            (436,056)        1,059,050
           Increase (Decrease) in Accounts Payable                   (2,179,130)            696,425        (905,834)
           Increase (Decrease) in Accrued Liabilities                   (14,835)            (44,839)        445,045
           Increase (Decrease) in Customer Deposits                      52,368             (54,966)         79,500
           (Increase) in Prepaid Expenses                                     -                   -         (12,500)
   (Increase) Decrease in Other Assets                                  (80,540)             10,300          49,640
                                                                    -----------         -----------       ---------

                 NET CASH FLOW PROVIDED
                   (USED) BY OPERATING
                   ACTIVITIES                                          (519,829)            634,330         469,017
                                                                     ----------          ----------       ---------

CASH FLOW FROM INVESTING ACTIVITIE4S
   Purchases of Land, Buildings and Equipment                          (152,895)           (421,224)       (126,126)
   Proceeds from Sale of Equipment                                       47,214                   -          46,500
   (Increase) Decrease in Cash Surrender Value
       of Life Insurance                                                (28,579)            (27,564)         99,394
   (Increase) Decrease in Stockholders' Receivables                     (66,999)                983          27,454
                                                                    -----------        ------------       ---------


              NET CASH FLOWS (USED) BY
                INVESTING ACTIVITIES                                 $ (201,259)         $ (447,805)      $  47,222
                                                                     ----------          ----------       ---------













                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                   (Continued)
                                       F-7

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                     1994                  1995            1996
                                                                --------------         ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
       Proceeds from Note Borrowings                               $  2,048,243         $ 1,203,569      $  775,149
       Repayments of Note Borrowings                                 (1,150,704)         (1,648,526)       (840,190)
       Capital Contribution and Issuance
           of Common Stock                                                    -                   -       1,959,829
                                                                ---------------     ---------------      ----------

           NET CASH FLOW PROVIDED (USED) BY
              FINANCING ACTIVITIES                                      897,539            (444,957)      1,894,788
                                                                   ------------        ------------      ----------

NET INCREASE (DECREASE) IN CASH                                         176,451            (258,432)      2,411,027

CASH AT THE BEGINNING OF THE PERIOD                                     332,012             508,463         250,031
                                                                   ------------        ------------      ----------

CASH AT THE END OF THE PERIOD                                      $    508,463         $   250,031      $2,661,058
                                                                   ============         ===========      ==========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
       Cash Paid During the Period For:
           Interest Expense                                        $    238,576         $   199,549      $  135,260
                                                                   ============         ===========      ==========

           Income Taxes                                            $    225,533         $    33,240      $  143,918
                                                                   ============         ===========      ==========

SUPPLEMENTAL SCHEDULE OF
   NONCASH ACTIVITIES
           Transfer of Assets to Officer
              Prior to Merger                                   $             -      $            -      $ (125,722)
           Change in Officer Payable                                          -                   -         125,722
                                                                ---------------      --------------      ----------

                                                                $             -      $            -   $           -
                                                                ===============      ==============   =============















                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-8

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996

NOTE 1:  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These consolidated financial statements include the accounts of Texas Equipment Corporation (a Nevada Corporation, formerly Marinex Multimedia Corporation and Hard Funding, Inc.) and its wholly-owned subsidiaries ("TEXQ"), Texas Equipment Co., Inc., ("TEC")and Marinex Multimedia Corporation ("Marinex").

TEC, a Texas corporation, is a retailer of John Deere and other agricultural equipment with its headquarters in Seminole, Texas. TEC's market area is approximately one thousand (1,000) square miles surrounding Seminole, Texas, which includes large tracts of lands in the South Plains of Texas and in Eastern New Mexico. In excess of ninety percent (90%) of equipment sales are made to customers participating in agriculture; therefore, TEC has a concentration of customers in a geographic area and in a single industry and is tied to a sole supplier (John Deere) for a significant portion of its new equipment purchases.

Marinex, a New York Corporation, is a multimedia organization engaged in the business of the creation of digital content including a CD-ROM magazine and entertainment sites on the world wide web.

The summary of significant accounting policies of TEXQ is presented to assist in understanding TEXQ's consolidated financial statements. The consolidated financial statements and notes are representations of TEXQ's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Subsidiary and Principles of Consolidation

The consolidated financial statements include the accounts of Texas Equipment Corporation and its wholly owned subsidiaries, Texas Equipment Co., Inc. and Marinex Multimedia Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the specific identification method for new and used agricultural equipment and average cost for parts.

Buildings and Equipment

Depreciation  of  buildings  and  equipment  is  provided   principally  on  the
straight-line method using estimated useful lives ranging from five to forty years.

Major renewals and betterments are added to the property accounts while the cost of repairs and maintenance is charged to operating expenses in the period incurred. Cost of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resultant gain or loss, if any, is reflected in operations.

                                   (Continued)
                                       F-9

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 1: NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Cash Surrender Value of Insurance

The insurance policies carried on the lives of current and former officers of TEC had a face value of $1,800,000 at December 31, 1995 and 1996. Borrowings against the cash surrender values as of these dates were $170,104 and $89,371, respectively.

Goodwill Amortization

TEC's goodwill is being amortized on a straight-line basis over a period of fifteen (15) years.

Finance Receivables

TEC has entered into retail finance agreements with two credit corporations whereby TEC's customers can finance selected purchases from TEC, and TEC guarantees a portion of the financed balance. A portion of the financed balance is not remitted to TEC but is held by the finance companies to insure the payment of amounts financed. At such time as the amounts are repaid to the credit corporation, the withheld amounts may be remitted to TEC. The finance receivables are recognized as income when the loans are funded by the credit corporations. TEC has traditionally experienced less than a one percent loss on credit sales; therefore, TEC has elected not to provide a reserve for loss associated with the finance receivables.

John Deere Payable

John Deere Company provides various inventory financing arrangements for its dealers, and, at times the payment terms extended beyond a twelve month period; however, all amounts due the John Deere Company are reflected as current liabilities since the debt was incurred to acquire inventory.

Income Taxes

TEXQ records income tax expense using the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of TEXQ's assets and liabilities. An allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by TEXQ.

Concentration of Credit Risk and Contingencies

TEC places its cash and temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of FDIC insurance limits. At December 31, 1995 and 1996, the deposits exceeding FDIC insurance limits were $758,000 and $2,184,000, respectively.





                                   (Continued)
                                      F-10

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996

NOTE 1: NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Concentration of Credit Risk and Contingencies (Continued)

TEC grants credit, generally with collateral, to its customers, which are located in TEC's market area which is approximately one thousand (1,000) square miles surrounding Seminole, Texas, including the South Plains of Texas and Eastern New Mexico. Management believes that its billing and collection policies are adequate to minimize potential credit risks.

TEXQ and TEC are defendants in various legal proceedings arising in connection with its business. In management's opinion the financial position of TEC will not be materially affected by the final outcome of these legal proceedings.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts. The accounts receivable and accounts payable are due within thirty days, the interest rates on notes payable and long-term debt approximate market interest rates, and TEC is paid a current rate of interest on the finance receivables.

Earnings Per Share

The computation of net earnings per share is based on the weighted average number of shares outstanding for each period, after giving retroactive effect to equity transactions related to the merger. The per share computation did not consider the outstanding stock options due to the anti-dilutive effect of assuming the exercise of the stock options.

Cash Flow Statement

TEXQ considers cash and temporary cash investments as cash equivalents for purposes of the statement of cash flows. Temporary cash investments are certificates of deposit with original maturities of three months or less.

NOTE 2:  INVENTORIES

At December 31, 1995 and 1996, inventories consisted of:

                                            1995                 1996
                                        -------------        ------------

       New Equipment                      $3,301,682          $2,243,220
       Used Equipment                      1,426,894           1,390,872
       Parts                               1,710,662           1,746,096
                                          ----------          ----------

                                          $6,439,238          $5,380,188
                                          ==========          ==========

Substantially all of the inventories are pledged as security for accounts payable to John Deere or various notes payable.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 3:  LAND, BUILDINGS AND EQUIPMENT

At December 31, 1995, and 1996, land, buildings and equipment consisted of:

                                                  1995                 1996
                                              -------------        ------------

       Land and Buildings                      $1,146,818           $1,143,227
       Vehicles                                   435,548              348,272
       Furniture and Fixtures                     383,032              397,009
       Equipment and Tools                        216,957              222,861
                                               -----------          -----------
                                                2,182,355            2,111,369
       Less Accumulated Depreciation             (737,475)            (869,927)
                                               -----------          -----------

                                               $1,444,880           $1,241,442
                                                ==========           ==========

       Depreciation Expense                    $  168,366           $  150,840
                                                ==========           ==========


NOTE 4:  FINANCE RECEIVABLES

At December 31, 1995 and 1996, TEC's finance receivables were as follows:

                                                   1995                1996
                                                ----------           ---------

       John Deere Credit                         $462,817             $491,022
       Agricredit Acceptance                      230,857              240,006
                                                 --------             --------

                                                 $693,674             $731,028
                                                 ========             ========

The applicable outstanding financed balances for each program were as follows:

                                                  1995                 1996
                                             ------------          -----------

       John Deere Credit                      $24,459,979          $28,039,216
       Agricredit Acceptance                    5,144,230            4,410,478
                                             ------------          -----------

                                              $29,604,209          $32,449,694
                                              ===========          ===========

In accordance with credit agreements, these finance companies withhold one percent (1%) of each financed contract accepted from TEC. When the finance company experiences a loss on a contract, the loss is charged against TEC's finance receivable. TEC's credit risk is limited to the finance receivables; however, on an annual basis, the finance receivable is compared to the total outstanding credit balances and if the finance receivable is greater than the required amount (3% to 4% of outstanding credit balance), the overage may be remitted to TEC.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 5:  EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, TEC adopted its "Stock Bonus Plan" (the "Plan"). Contributions to the Plan are at the discretion of the employer subject to certain limitations imposed by the federal tax code. The Plan covers substantially all full time employees, and the covered employees become vested in the employer's contribution at the rate of twenty percent (20%) per year after three years of service. TEC's shareholders authorized the issuance of preferred stock in 1993 for the exclusive use in funding the Plan. Contributions to the Plan aggregated $200,089, $171,306, and $4,549 in 1994, 1995, and 1996,
respectively.

In March, 1994, TEC adopted a flexible health benefit plan (a cafeteria plan) which covers substantially all full time employees on the 90th day following commencement of employment. The health benefit plan is a minimum funded plan with specific and aggregate stop loss insurance provided for to limit the overall exposure to TEC. The specific stop loss is $20,000 per employee at December 31, 1995 and 1996. The expense associated with the health benefit plan aggregated $18,142, $120,341 and $86,663 for 1994, 1995, and 1996, respectively.

On September 20, 1994, TEC adopted the "TEXAS EQUIPMENT COMPANY, INC. 401(K) PLAN" (the "401(k) Plan") which covers all employees that have attained the age of twenty-one (21) years and have one year of service. Contributions by TEC are discretionary, and TEC has made no contributions to the 401(k) Plan from inception to December 31, 1996.

NOTE 6:  DEALER AGREEMENTS

TEC has  entered  into the  following  dealer  agreements  with  the John  Deere
Company:

       o   John Deere Agricultural Dealer Agreement

       o   John Deere Commercial Products Dealer Agreement

       o   John Deere Lawn and Garden Dealer Agreement

       o   John Deere Lawn and Grounds Care Sales Center Agreement

       o   John Deere Agricultural Dealer Leasing Agreement

       o   John Deere Agricultural Dealer Finance Agreement

These dealer agreements can be, in general, terminated by the death of the major shareholder of TEC, a change in contolling shareholder of TEC, close out or sale of a substantial portion of TEC's business, default by TEC under any chattel mortgage or other security agreement with the John Deere Company, TEC receiving a written termination notice from John Deere Company at least one hundred eighty
(180) days prior to the effective date of notification, or mutual consent of TEC and John Deere Company.

For the years ended December 31, 1994, 1995 and 1996, sales of John Deere new equipment, parts and warranty services aggregated 46%, 55% and 46% of total revenue, respectively.



                                   (Continued)
                                      F-13

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996


NOTE 6:  DEALER AGREEMENTS (CONTINUED)

In addition, TEC has the following dealer agreements in effect:

       o   Farm Plan - FPC Financial
       o   K-Imports, Inc.
       o   Wil-Rich, a division of TIC United Corp.
       o   Yetter Manufacturing Company
       o   Hardi Inc.
       o   NEDA Financial, Ltd., L.P.
       o   West Texas Lee Co., Inc.
       o   AGCO Marketing Group

These agreements include various provisions, including the guaranty of payment by TEC and termination clauses. The agreement with FPC Financial (the "Farm Plan") provides TEC a method to collect accounts receivables for parts, service and small whole good sales in three days; however, TEC has guaranteed the repayment to FPC Finance for its customers included under the merchant authorized and special guaranty farm plan programs. At December 31, 1995 and 1996, TEC was contingently liable under these programs in the amount of $109,752 and $93,940, respectively.


NOTE 7:  INCOME TAXES

At December 31, 1994, 1995 and 1996, the income tax expense (benefit) consists of the following components:


                                                       1994                 1995                 1996
                                                    ----------          -----------           ----------

       Current                                       $137,228             $162,094             $616,697
       Deferred                                       (92,800)               1,200             (262,300)
                                                     --------            ---------             --------

           Total Income Expense                      $ 44,428             $163,294             $354,397
                                                     ========             ========             ========

The following reconciles income tax expense reported in the statements of operations to income taxes that would be obtained by applying the statutory tax rate (34%) to income before income taxes:


                                                       1994                1995                  1996
                                                   ----------           ----------            ---------
       Expected Income Tax Expense
           at 34%                                     $35,040             $141,676             $370,854

       Officers' Insurance                              4,597                8,677                4,301
       Penalties and Other                              4,791               12,941              (20,758)
                                                      -------            ---------            ---------

                                                      $44,428             $163,294             $354,397
                                                      =======             ========             ========





                                   (Continued)
                                      F-14

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 7:  INCOME TAXES (CONTINUED)

The deferred tax liability in the accompanying balance sheets consists of the following components:

                                                                                     1995              1996
                                                                                   ---------       ----------
       Current
           Inventories                                                              $430,300         $159,800
           Other Deferred Liabilities                                                 32,600                -
           Other Deferred Assets                                                     (85,600)               -
                                                                                   ---------      -----------

              Total Current                                                          377,300          159,800
                                                                                    --------         --------

       Long-Term
           Accumulated Depreciation                                                   55,600           42,500
           Goodwill Amortization                                                      50,800           46,500
           Other                                                                      45,600           18,200
                                                                                   ---------         --------
              Total Long-Term                                                        152,000          107,200
                                                                                    --------         --------

                  Total                                                             $529,300         $267,000
                                                                                    ========         ========

NOTE 8:  NOTES PAYABLE

A summary of notes payable at December 31, 1995, and 1996 is as follows:

                                                                                       1995            1996
                                                                                     --------        ------


11.25% note payable to a bank, payable on demand                                     $300,000        $300,000
or if no demand is made then $100,000 principal                                      ========        ========
reduction at March 26, 1997, secured by equipment,
vehicles, and company stock



















                                   (Continued)
                                      F-15

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 9:  LONG-TERM DEBT

A summary of long-term debt at December 31, 1995, and 1996 is as follows:

                                                                                      1995            1996
                                                                                   ----------      ----------


9.9% note payable to a credit corporation,                                           $  6,427        $      -
payable in two installments of $5,700 before
November 1, 1993 and monthly installments of
$1,102 including interest due June 1, 1996, secured
by equipment

9.9% note payable to a credit corporation,                                              5,876               -
payable in monthly installments of $4,439 including
interest due January 1, 1996, secured by
equipment

10.9% note payable to a credit corporation,                                                 -          72,519
payable in annual installments of $18,477, including
interest, due March 1, 2001, secured by equipment

8.4% note payable to a credit corporation, payable in                                  26,044          13,634
monthly installments of $619, including interest, due
December 1, 1998, secured by equipment

10.9% note payable to a credit corporation,                                                 -           40,605
payable in annual installments of $24,067,
including interest, due March 1, 1999, secured by
equipment

12% note payable to an individual, payable in monthly                                  30,397          26,643
installments of $600, including interest due on March 1,
2002, secured by company stock

12% note payable to an individual, payable in monthly                                  33,466          29,802
installments of $600, including interest, due on
January 1, 2003, secured by company stock










                                   (Continued)
                                      F-16

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 9:  LONG-TERM DEBT (Continued)

                                                                                         1995          1996
                                                                                      ----------    ----------

10.5% note payable to individuals, payable in five annual                               $  5,000    $       -
installments of $5,000, plus interest, due December 1,
1997, secured by real estate

3.0% note payable to a credit corporation, payable in                                      5,790            -
monthly installments of $490, including interest,
due January 14, 1997, secured by vehicle

8.5% note payable to a credit corporation, payable in                                      1,232            -
monthly installments of $417, due on April 15, 1996,
secured by vehicle

8.9% note payable to a credit corporation, payable in                                      7,111            -
monthly installments of $622, including interest,
due on January 15, 1997, secured by vehicle

8.9% note payable to a credit corporation, payable in                                          -      159,085
annual installments of $90,312, including interest,
due March 1, 1999, secured by equipment

9.2% note payable to a credit corporation, payable in                                     13,027        9,472
annual installments of $147,127, including interest,
due March 20, 1999, secured by equipment

10% note payable to a bank, payable in monthly                                            23,089        9,257
installments of $1,450, including interest, due
August 1, 1999, secured by real estate

Base rate (11.00% in 1996) note payable to a bank,                                       275,135      180,282
payable in monthly installments of $10,000, including
interest, due June 16, 1998, secured by real estate,
inventory, and accounts receivable

10.9% note payable to a credit corporation,                                                    -       74,180
payable in semi-annual installments of $21,139, including
interest, due June 15, 1998, secured by equipment







                                   (Continued)

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 9:  LONG-TERM DEBT (Continued)

                                                                                         1995          1996
                                                                                      ----------    ----------

8.0% note payable to a credit corporation, payable in                                  $  53,010    $       -
monthly installments of $1,394, including interest,
due September 1, 1999, secured by equipment

8.4% variable rate note payable to a credit corporation,                                   5,001        2,369
payable in monthly installments of $246, including
interest, due October 1, 1999, secured by equipment

1% over Prime (7.95% at 1996) variable interest                                          425,245      397,521
rate note payable to an individual, payable in monthly
installments of $5,000, including interest, due
September 28, 2012, secured by real estate

10.4% note payable to a credit corporation, payable in                                     2,905            -
monthly installments of $742, including interest,
due August 20, 1999, secured by equipment

8.4% note payable to a credit corporation, payable in                                      8,365        4,692
monthly installments of $353, including interest, due
March 1, 1998, secured by equipment

10% note payable to an individual, payable in annual                                       4,000        2,000
installments of $2,000, including interest, due
October 19, 1998, secured by real estate

10% note payable to an individual, payable in annual                                      10,000            -
payments of $11,200, including interest, due
December 15, 1996, secured by real estate

11.4% note payable to a credit corporation,                                               60,000            -
payable in monthly payments of $1,563, including
interest, due January 1, 2008, secured by equipment

10% note payable to a credit corporation,                                                 94,000       90,000
payable in annual installments of $13,400, including
interest, due February 1, 2002, secured by real
estate







                                   (Continued)
                                      F-18

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 9:  LONG-TERM DEBT (Continued)

                                                                                         1995          1996
                                                                                      ----------    ----------


9.9% note payable to a credit corporation,                                              $  7,579     $  3,976
payable in monthly installments of $5,812, including
interest, due June 1, 1999, secured by equipment

9.9% note payable to a credit corporation, payable in                                     79,890       66,778
annual installments of $21,020, including interest,
due September 20, 2002, secured by equipment

11.4% note payable to a credit corporation,                                                7,048            -
payable in monthly installments of $540, including
interest, due October 1, 1997, secured by equipment

11.4% note payable to a credit corporation,                                                7,775            -
payable in monthly installments of $393, including
interest, due October 1, 1997, secured by equipment

11.9% note payable to a credit corporation,                                               31,494            -
payable in monthly installments of $920, including
interest, due June 15, 1999, secured by equipment

11.9% note payable to a credit corporation,                                               20,719        4,981
payable in monthly installments of $802, including
interest, due June 1, 1998, secured by equipment

10.15% note payable to a credit corporation, payable in                                   26,385       21,399
monthly installments of $620, including interest, due
June 1, 2000, secured by equipment

11.4% note payable to a credit corporation,                                                8,662        6,320
payable in monthly installments of $286, including
interest, due December 15, 1998, secured by equipment

11.4% note payable to a credit corporation,                                               12,049        4,673
payable in monthly installments of $397, including
interest, due December 15, 1998, secured by equipment








                                   (Continued)
                                      F-19

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 9:  LONG-TERM DEBT (Continued)

                                                                                         1995          1996
                                                                                      ----------    ----------


9.9% note payable to a credit corporation, payable in                              $          -     $  31,649
annual installments of $9,663, including interest,
due April 20, 2000, secured by equipment

10.9% note payable to a credit corporation,                                                   -        35,200
payable in annual installments of $10,858, including
interest, due April 1, 2001, secured by equipment

10.4% note payable to a credit corporation,                                                   -        25,376
payable in monthly installments of $1,736, including
interest, due April 1, 2001, secured by equipment

Borrowings against the cash surrender value                                             170,104        89,371
   of life insurance policies

                                                                                      1,466,825     1,401,784
Less Current Maturities                                                                (271,447)     (396,022)
                                                                                      ---------     ---------

                                                                                     $1,195,378    $1,005,762

Aggregate maturities of long-term debt for the five years ending in the year 2001 are as follows:

           Years Ending
           December 31,
              1997                                                    $  396,022
              1998                                                       312,367
              1999                                                       209,475
              2000                                                       108,832
              2001                                                        73,480
           Thereafter                                                    301,608
                                                                      ----------

                                                                      $1,401,784
                                                                      ==========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 10:  ACCRUED EXPENSES

Accrued expenses were comprised of the following:

                                                  1995               1996
                                              ------------       -----------

   Salaries and Commissions                      $ 48,852          $ 41,998
   Interest                                        53,131            48,522
   Income Taxes                                   166,082           615,000
   State Taxes                                     24,687            36,000
   Payroll Taxes                                    9,026             3,694
   Other                                            6,448             8,057
                                                ---------         ---------

                                                 $308,226          $753,271
                                                 ========          ========


NOTE 11:  STOCKHOLDERS' RECEIVABLE

At times the stockholders purchase equipment, parts and repair services from TEC at TEC's normal profit margins. In addition, prior to the merger of TEC and TEXQ, formerly Marinex Multimedia Corporation, certain assets were transferred to the stockholders.


NOTE 12:  MERGER

Hard Funding, Inc. was organized on August 14, 1990, as a Nevada corporation whose sole purpose was to purchase, merge with or acquire other businesses or assets of other businesses. On February 12, 1996, Hard Funding, Inc. acquired Marinex Multimedia Corporation and changed its name to Marinex Multimedia Corporation.

Then, on September 17, 1996, all of the outstanding stock of TEC was acquired by Marinex Multimedia Corporation. Marinex Multimedia Corporation subsequently changed its name to Texas Equipment Corporation.

NOTE 13:  STOCK OPTION AGREEMENT

In accordance with "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation", and pursuant to the merger agreement on September 17, 1996, TEXQ issued a stock option for 250,000 common voting shares at an option price of one dollar ($1) in consideration of professional fees in connection with the merger valued at $150,000. The option is valid for a period of five years. Upon payment of the exercise price of one dollar ($1), TEXQ shall cause 250,000 shares to be issued from the authorized but unissued capital stock of TEXQ. TEXQ agreed to reserve sufficient shares at all times during the life of the option. The effect on the 1996 Statement of Operations would have been a decrease in net income of $99,000 and an earnings per share amount of $0.03.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996

NOTE 14:  BUSINESS SEGMENT REPORTING

The Company has two (2) primary business segments which are:

       -   Agricultural Equipment Sales

       -   Multimedia Content Provider

The following summarizes the operations by business segment:


                                                                    Year Ended
                                                                December 31, 1996
                                                  --------------------------------------------
                                                        1995                         1996
                                                  ---------------              ---------------
   REVENUE
       Agricultural Equipment Sales                  $25,031,608                 $28,094,196
       Multimedia Content Provider                             -                           -

   OPERATING PROFIT (LOSS)
       Agricultural Equipment Sales                   $3,383,351                  $4,092,807
       Multimedia Content Provider                             -                   $(217,400)

   CAPITAL EXPENDITURES
       Agriculture Equipment Sales                      $421,224                     $37,117
       Multimedia Content Provider                             -                    $115,625

   DEPRECIATION
       Agriculture Equipment Sales                      $168,367                    $140,229
       Multimedia Content Provider                             -                     $10,611

   IDENTIFIABLE ASSETS
       Agriculture Equipment Sales                    $9,624,708                 $10,793,233
       Multimedia Content Provider                             -                    $819,025



NOTE 15:      QUARTERLY FINANCIAL DATA (UNAUDITED) FOR 1996

   For the Period                                      Income (Loss) Before           Net Income        Net Income
       Ended                      Revenues                  Income Taxes               (Loss)         (Loss) Per Share
   --------------               -----------            --------------------           ----------      ----------------
   December
     (3 Months)                  $8,586,482                       $427,865             $304,565                  $.02
   September
     (3 Months)                  $5,754,814                      $(136,477)            $(92,877)                $(.01)
   June
     (6 Months)                 $13,752,900                       $799,360             $524,663                  $.03

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Texas Equipment Corporation.
                                                  -----------------------------



                                         By:      /s/ Paul J. Condit
                                                  -----------------------------
                                                  Paul J. Condit, President



                                         Date:    April 14, 1997
                                                  -----------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                       Title                           Date





/s/ Paul J. Condit              Director                        April 14, 1997
------------------
Paul J. Condit



/s/ John T. Condit              Director                        April 14, 1997
------------------
John T. Condit



                                Director                        April 14, 1997
Jonathan Braun