Form 10-Q
period 1997-03-31
TEXAS EQUIPMENT CORP
filed 1997-05-28
CIK 887996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarter period ended March 31, 1997

    |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT

                              For the transition period from _____ to _____



                              Commission File No.               33-47921-A



                              Texas Equipment Corp.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Nevada                                           62-1459870
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)



               110 Greene St., Suite 800, New York, New York 10012
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 334-6700
-------------------------------------------------------------------------------
                           (Issuer's Telephone number)

-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)



         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 24,704,886

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.



                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                 March 31,         December 31,
                                                                                  1997                1996
                                                                                -----------        ------------
                                                                                (Unaudited)



CURRENT ASSETS

   Cash and Temporary Cash Investments                                        $    666,656        $  2,661,058
   Accounts Receivable -
       Trade                                                                     1,074,516             872,815
       Employees and Other                                                         578,391             204,649
   Inventories, at the lower of cost (principally specific
       identification and average cost) or market value                         11,573,175           5,380,188
   Prepaid Expenses                                                                 12,500              12,500
                                                                             -------------       -------------

              TOTAL CURRENT ASSETS                                              13,905,238           9,131,210
                                                                               -----------        ------------

LAND, BUILDINGS AND EQUIPMENT, at cost                                           3,917,990           2,111,369
   Less Accumulated Depreciation                                                  (942,831)           (866,927)
                                                                              ------------        ------------

              NET LAND, BUILDINGS AND EQUIPMENT                                  2,975,159           1,244,442
                                                                              ------------        ------------

OTHER ASSETS
   Finance Receivables                                                             791,200             731,028
   Cash Surrender Value of Insurance                                               129,156             129,156
   Other Assets                                                                     22,945              23,945
   Goodwill, net of accumulated amortization of $57,209                            133,489             136,667
   Stockholders' Receivables                                                       137,115             215,810
                                                                             -------------        ------------

              TOTAL OTHER ASSETS                                                 1,213,905           1,236,606
                                                                              ------------        ------------

TOTAL ASSETS                                                                   $18,094,302         $11,612,258
                                                                               ===========         ===========







                      The accompanying note is an integral
                part of these consolidated financial statements.
                                   (Continued)
                                       F-1

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                March 31,         December 31,
                                                                                  1997                1996
                                                                              ------------       -------------
                                                                                (Unaudited)

CURRENT LIABILITIES
   Notes Payable                                                             $     458,500        $    300,000
   Current Maturities of Long-Term Debt                                            377,644             396,022
   Accounts Payable Trade -
       John Deere Company                                                        7,228,562           2,190,355
       Other                                                                       765,292             437,564
   Accrued Expenses                                                                749,092             753,271
   Customer Deposits                                                               285,315              79,500
   Deferred Tax Liability                                                          159,800             159,800
                                                                             -------------        ------------

              TOTAL CURRENT LIABILITIES                                         10,024,205           4,316,512
                                                                              ------------        ------------

LONG-TERM DEBT, net of current maturities                                        1,682,932           1,005,762

DEFERRED TAX LIABILITY                                                             107,200             107,200
                                                                             -------------        ------------

              TOTAL LIABILITIES                                                 11,814,337           5,429,474
                                                                              ------------        ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.001 Par Value.  Authorized 25,000,000;
       Issued and Outstanding 24,704,886                                            24,705              24,705
   Paid in Capital                                                               2,534,952           2,534,952
   Retained Earnings                                                             3,720,308           3,623,127
                                                                              ------------        ------------

              TOTAL STOCKHOLDERS' EQUITY                                         6,279,965           6,182,784
                                                                              ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $18,094,302         $11,612,258
                                                                               ===========         ===========

















                    The accompanying note is an integral part
                   of these consolidated financial statements.
                                       F-2

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                             1997                       1996
                                                                         -------------              ------------



REVENUES                                                                    $9,885,086               $6,834,616

COST OF REVENUES                                                            (8,496,751)              (6,076,112)
                                                                            ----------               ----------

           GROSS PROFIT                                                      1,388,335                  758,504
                                                                            ----------               ----------

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES
       Commissions, Salaries, and
           Employee Benefits                                                   515,537                  328,380
       Amortization and Depreciation                                            76,482                   38,576
       Collection and Bad Debt Expense                                          14,205                   12,109
       Marinex Operating Expenses                                              228,162                        -
       Other Operating Expenses                                                419,200                  165,161
                                                                           -----------               ----------

           Total Selling, General and
              Administrative Expenses                                        1,253,586                  544,226
                                                                            ----------               ----------

OTHER INCOME (EXPENSE)
   Interest Income                                                              53,693                   40,520
   Interest Expense                                                            (53,571)                 (67,126)
   Other Income (Expense)                                                       12,550                   (8,648)
                                                                           -----------              -----------

INCOME BEFORE INCOME TAXES                                                     147,421                  179,024

INCOME TAXES                                                                    50,240                   60,870
                                                                           -----------               ----------

NET INCOME                                                                 $    97,181                $ 118,154
                                                                           ===========                =========

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                                              24,704,886               16,850,000
                                                                            ==========               ==========

EARNINGS PER SHARE                                                       $         .00             $        .01
                                                                         =============             ============









                      The accompanying note is an integral
                part of these consolidated financial statements.
                                       F-3

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                                                                                                          TOTAL
                                        PREFERRED STOCK       COMMON STOCK                                                STOCK-
                                      ------------------  --------------------   PAID IN     RETAINED     TREASURY       HOLDERS'
                                      SHARES    AMOUNT     SHARES      AMOUNT    CAPITAL     EARNINGS      SHARES         EQUITY
                                      ------    ------   ---------     ------    --------    --------    ----------    -----------
Balance, December 31, 1995           596,305   596,305     100,000    100,000           -   2,886,776      (96,477)     3,486,604


   Acquisition of Parent - Note 1
        September 17, 1996          (596,305) (596,305) 24,604,886    (75,295)  2,534,952           -       96,477      1,959,829

   Net Income                              -         -           -          -           -     736,351            -        736,351
                                  ---------- ---------  -----------  ---------  ----------  ----------   ----------    -----------

Balance, December 31, 1996                 -         -  24,704,886     24,705   2,534,952   3,623,127            -      6,182,784

   Net Income (Unaudited)                  -         -           -          -           -      97,181            -         97,181
                                  ---------- ---------  -----------  ---------  ----------  ----------   ----------    -----------

Balance, March 31, 1997                    -  $      -  24,704,886   $ 24,705  $2,534,952  $3,720,308   $        -     $6,279,965
                                  ========== =========  ===========  =========  ==========  ==========   ==========    ==========































































                      The accompanying note is an integral
                 part of these consolidated financial statements
                                       F-4

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             ------------------
                                                                                           1997              1996
                                                                                        -----------       ---------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                                                          $     97,181        $118,114
   Adjustments to Reconcile Net Income
       to Net Cash from Operating Activities
           Amortization and Depreciation                                                     79,082          38,575
           Gain on Disposal of Assets                                                             -           3,502
           (Increase) Decrease in Finance Receivable                                        (60,172)          1,792
   Changes in Current Assets and Liabilities
           (Increase) in Accounts Receivable                                               (575,443)       (515,941)
           (Increase) in Inventories                                                     (6,192,987)       (365,794)
           Increase in Accounts Payable                                                   5,365,935         824,240
           Increase (Decrease) in Accrued Liabilities                                        (4,179)         47,024
           Increase in Customer Deposits                                                    205,815               -
   (Increase) Decrease in Other Assets                                                        1,000         (36,617)
                                                                                      -------------       ---------

                 NET CASH FLOW (USED) PROVIDED
                   BY OPERATING ACTIVITIES                                               (1,083,768)        114,895
                                                                                        -----------        --------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of Land, Buildings and Equipment                                            (1,834,621)         (5,461)
   Proceeds from Sale of Equipment                                                           28,000          46,507
   (Increase) Decrease in Stockholders' Receivables                                          78,695          (7,552)
                                                                                       ------------       ---------


              NET CASH FLOWS (USED) PROVIDED
                BY INVESTING ACTIVITIES                                                 $(1,727,926)       $ 33,494
                                                                                        -----------        --------





















                      The accompanying note is an integral
                part of these consolidated financial statements.
                                   (Continued)
                                       F-5

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)





                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                             ------------------
                                                                                           1997              1996
                                                                                       ------------       ----------
CASH FLOW FROM FINANCING ACTIVITIES
       Proceeds from Note Borrowings                                                     $1,242,101        $116,232
       Repayments of Note Borrowings                                                       (424,809)       (211,006)
                                                                                        -----------        --------

           NET CASH FLOW PROVIDED (USED) BY
              FINANCING ACTIVITIES                                                          817,292         (94,774)
                                                                                        -----------       ---------

NET (DECREASE) INCREASE IN CASH                                                          (1,994,402)         53,615

CASH AT THE BEGINNING OF THE PERIOD                                                       2,661,058         250,031
                                                                                         ----------        --------

CASH AT THE END OF THE PERIOD                                                            $  666,656        $303,646
                                                                                         ==========        ========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
       Cash Paid During the Period For:
           Interest Expense                                                                 $90,694        $ 24,251
                                                                                            =======        ========

           Income Taxes                                                                     $50,000        $      -
                                                                                            =======        ========



































                      The accompanying note is an integral
                part of these consolidated financial statements.
                                       F-6

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996







NOTE 1:       BASIS OF PRESENTATION



   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Texas Equipment Corporation and Subsidiaries for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations.

Revenues increased approximately 45% to $9,885,086 from $6,834,616, in the first quarter of 1997 compared to the first quarter of 1996. Gross margins also increased in the first quarter of 1996, to approximately 14% from 11%, resulting in an increase of gross profit to $1,388,335 from $758,504, an increase of approximately 83%. These revenues are derived solely from the company's agricultural sales and the increase reflects the acquisition by the Company of three additional stores.

Selling, general and administrative expenses increased to $1,253,586 in the first quarter of 1997 compared to $544,226 in the first quarter of 1996. While Commissions, Salaries, and Employee Benefits increased to $515,537 from $328,380. This increase results from increased sales. Other Operating Expenses also increased, to $419,200 from $165,161. This increase is principally attributable to accounting and legal fees incurred in the first quarter of 1997. A significant portion of the accounting and legal fees reflect the cost of being publicly held and the cost the Company has incurred in defending litigation brought by Messrs. Braun and Platkin, principals in the Company's wholly owned subsidiary, Marinex.

Marinex incurred a loss of $228,162 on gross revenues of $60,400. This amount is included in the Company's Selling, General and Administrative costs. These costs include amounts paid to Messrs. Braun and Platkin, directors and officers of Marinex, as well as legal fees advanced by Marinex in its litigation against the Company as described in more detail below.

Liquidity and Capital Resources

Texas Equipment Co., Inc., the Company's subsidiary selling John Deere agricultural equipment, continues to expand its operations on a profitable basis. This expansion, however, is inhibited by the cost of litigation commenced by Messrs. Braun and Platkin who together constitute an absolute majority of the board of directors of Marinex. As noted below virtually all of the working capital of Marinex has been expended for legal expenses related to the litigation and purported salaries for Messrs. Braun and Platkin.

Recently, the Company learned that in the first quarter of 1997, Marinex recorded $90,000 in prepaid legal expenses and $360,000 in prepaid salaries. Management of the Company believes, but does not know, that the $90,000 prepaid legal expense is being used to fund legal expenses of the litigation brought against the Company by Messrs. Braun and Platkin, and the $360,000 represent prepayments of salaries to Messrs. Braun and Platkin for the second, third and fourth quarters of 1997. The Company is currently evaluating its options, including the possible initiation of litigation, with respect to such prepayments.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

   Exhibit 24 - Financial Data Schedule



(b)    Form 8-K dated May 12, 1997, Item 5

                                   SIGNATURES





   In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 23, 1997



                                           /s/ Paul Condit
                                           ---------------
                                           Paul Condit, President and principal
                                           financial officer