Form 10-Q
period 1997-06-30
TEXAS EQUIPMENT CORP
filed 1997-08-29
CIK 887996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
    (Mark One)
        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended: June 30, 1997

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

(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)



                       1305 Hobbs Hwy. Seminole, TX 79360
                    (Address of principal executive offices)

                                 (915) 758-3643
                           (Issuer's Telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 24,454,886

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.



                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                                  June 30,            December 31,
                                                                    1997                  1996
                                                                ------------          -----------
                                                                (Unaudited)
CURRENT ASSETS:
 Cash and Temporary Cash Investments                            $   347,443           $ 2,661,058
 Accounts Receivable-
         Trade                                                    1,243,973               872,815
         Employees and Other                                        119,639               204,649
  Prepaid Expense                                                         0                12,500
  Inventories, at the lower of cost (principally specific
     identification and average cost) or market value            15,407,323             5,380,188
                                                                ------------          -----------

         TOTAL CURRENT ASSETS                                    17,118,378             9,131,210



LAND, BUILDINGS AND EQUIPMENT, at cost                            3,882,502             2,111,369
 Less Accumulated Depreciation                                     (987,017)             (866,927)
                                                                ------------          -----------

         NET LAND, BUILDINGS AND EQUIPMENT                        2,895,485             1,244,442



OTHER ASSETS:
 Finance Receivables                                                717,643               731,028
  Cash Surrender Value of Life Insurance                            129,156               129,156
  Other Assets                                                       13,931                23,945
  Goodwill, net of accumulated amortization of $60,387              130,311               136,667
  Stockholders' Receivables                                          19,573               215,810
                                                                ------------          -----------

         TOTAL OTHER ASSETS                                       1,010,914             1,236,606
                                                                ------------          -----------

            TOTAL ASSETS                                        $21,052,477           $11,612,258
                                                                ============          ===========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                June 30,         December 31,
                                                                 1997               1996
                                                              -----------        -----------
                                                             (Unaudited)
CURRENT LIABILITIES:
 Notes Payable                                                $   433,321        $   300,000
 Current Maturities of Long-Term Debt                             310,433            396,022
 Accounts Payable Trade -
         John Deere Company                                     9,561,751          2,190,355
         Other                                                  1,675,387            437,564
 Accrued Expenses                                                 844,345            753,271
 Customer Deposits                                                 10,514             79,500
 Deferred Tax Liability                                           159,800            159,800
                                                              -----------        -----------

         TOTAL CURRENT LIABILITIES                             12,995,551          4,316,512

LONG TERM DEBT, net or current maturities                       2,385,919          1,005,763

DEFERRED TAX LIABILITY                                            107,200            107,200
                                                              -----------        -----------

         TOTAL LIABILITIES                                     15,488,807          5,429,475

STOCKHOLDERS' EQUITY
 Common Stock, $.001 Par Value, Authorized 25,000,000;
         Issued and Outstanding 24,704,856                         24,705             24,705
  Paid in Capital                                               2,534,951          2,534,951
  Retained Earnings                                             3,004,151          3,623,127
                                                              -----------        -----------

         TOTAL STOCKHOLDERS' EQUITY                             5,563,807          6,182,783
                                                              -----------        -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $21,052,477        $11,612,258
                                                              ===========        ===========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                               Three Months Ended June 30,              Six Months Ended June 30,
                                               ---------------------------            ----------------------------
                                                  1997             1996                  1997              1996
                                               ----------       ----------            ----------        ----------


REVENUES                                      $11,860,401      $ 6,918,284           $21,745,487       $13,752,900

COST OF REVENUES                              (10,120,210)      (5,638,613)          (18,616,961)      (11,714,725)
                                               ----------       ----------            ----------        ----------

         GROSS PROFITS                          1,740,191        1,279,671             3,128,525         2,038,175


SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES:
 Commissions, Salaries, and
     Employee Benefits                            704,693          379,064             1,220,230           706,444
 Amortization and Depreciation                     88,102           36 967               164,584            75,543
 Collection and Bad Debt Expenses                  86,467           36,453               100,672            48,562
 Other Operating Expenses                         736,247          319,607             1,155,447           485,768
                                               ----------       ----------            ----------        ----------
     Total Selling, General and
         Administrative Expenses                1,615,509          772,091              2,640,993        1,316,317


OTHER INCOME (EXPENSE):
 Interest Income                                   72,419           42,664               126,112            83,204
 Interest Expense                                 (56,398)               0              (109,969)          (36,205)
  Other Income                                     54,950           70,071                67,500            30,503
                                               ----------       ----------            ----------        ----------

INCOME BEFORE TAXES                               195,653          620,895               571,236           799,360

INCOME TAXES                                            0          213,827                50,240           274,697
                                               ----------       ----------            ----------        ----------

INCOME FROM CONTINUING
    OPERATIONS                                    195,653          406,505               520,996           524,663



DISCONTINUED OPERATIONS:
    Income (Loss) From Operations of
        Discontinued Subsidiary                  (667,735)               -              (894,897)                -
                                               ----------       ----------            ----------        ----------

NET INCOME (LOSS)                               ($472,082)     $   406,505          ($   373,901)       $  524,663
                                               ==========       ==========            ==========        ==========

INCOME (LOSS) PER SHARE
    Continuing Operations                      $    0.008      $     0.024           $     0.021        $    0.031
    Discontinued Operations                        (0.027)               -                (0.036)                -
                                               ----------       ----------            ----------        ----------
                                              ($    0.019)     $     0.024          ($     0.015)       $    0.031
                                               ==========       ==========            ==========        ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          24,704,886       16,850,000            24,704,886        16,850,000
                                               ==========       ==========            ==========        ==========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                      ------------------------------          ----------------------------
                                                           1997             1996                  1997              1996
                                                      ------------       -----------          ------------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net Income                                          ($   472,082)       $  406,508          ($   374,901)      $  524,663
  Adjustments to Reconcile Net Income
    to Net Cash Operating Activities
       Amortization and Depreciation                       85,502            36,967               164,584           75,543
       Prior Period Adjustments                          (244,075)                0              (244,075)               0
       (Increase) Decrease in Financial Receivables        73,557           (24,696)               13,365          (22,904)
  Changes in Current Assets and Liabilities
       (Increase) Decrease in Accounts Receivable         289,295           (47,424)             (286,148)        (563,365)
       (Increase) Decrease in Inventories              (3,834,148)         (438,611)          (10,027,135)        (804,405)
       (Increase) Decrease in Prepaid Expenses             12,500                 0                12,500                0
       (Increase) Decrease in Accounts Payable          3,243,284          (268,680)            8,609,219          555,560
       (Increase) Decrease in Accrued Liabilities          95,253           184,704                91,074          231,728
       (Increase) Decrease in Customer Deposits          (274,801)           17,531               (68,986)          17,531
  (Increase) Decrease in Other Assets                       9,014            (6,763)               10,014          (43,380)
                                                      ------------       -----------          ------------     -----------

           NET CASH FLOW (USED) PROVIDED
              BY OPERATING ACTIVITIES                  (1,016,701)         (140,464)           (2,100,469)         (29,029)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of Land, Buildings and Equipment                (2,650)          (16,510)           (1,837,271)         (18,511)
  Proceeds from Sale of Equipment                               0                 0                28,000           46,507
  (Increase) Decrease in Stockholders' Receivables        117,542            47,326               196,237           39,774
                                                      ------------       -----------          ------------     -----------

           NET CASH FLOW (USED) PROVIDED
              BY INVESTING ACTIVITIES                     114,892            30,816            (1,613,034)          67,770

CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from Note Borrowings                            808,911           218,557             2,051,012          334,789
  Repayments of Note Borrowings                          (198,315)         (105,237)             (623,124)        (316,243)
                                                      ------------       -----------          ------------     -----------

           NET CASH FLOW (USED) PROVIDED
             BY FINANCING ACTIVITIES                      610,596           113,320             1,427,888           18,546
                                                      ------------       -----------          ------------     -----------

NET (DECREASE) INCREASE IN CASH                          (291,213)            3,672            (2,285,615)          57,287

CASH AT BEGINNING OF THE PERIOD                           666,656           303,646             2,661,058          250,031
                                                      ------------       -----------          ------------     -----------

CASH AT END OF THE PERIOD                             $   375,443        $  307,318           $   375,443       $  307,318
                                                      ============       ===========          ============     ===========


SUPPLEMENTAL DISCLOSURES:
   Cash Paid During the Period For:
     Interest Expense                                 $    55,000        $   11,954           $   145,694      $    36,205
                                                      ============       ===========          ============     ===========

     Income Taxes                                     $         0        $        0           $    50,000      $         0
                                                      ============       ===========          ============     ===========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JUNE 30, 1997
                                   (UNAUDITED)








                                                                                                                  TOTAL
                                                COMMON STOCK                                                      STOCK-
                                            -----------------------             PAID IN         RETAINED         HOLDERS'
                                            SHARES          AMOUNT              CAPITAL         EARNINGS          EQUITY
                                         ----------        ----------          ---------      -----------      ----------

Balance, December 31, 1995                 100,000        $  100,000            ($96,477)     $2,886,776      $3,485,604

  Acquisition of Parent
     September 17, 1996                 24,604,886           (75,295)          2,631,428                       1,959,828

Net Income                                                                                       736,351         736,351
                                         ----------        ----------          ---------      -----------      ----------

Balance, December 31, 1996              24,704,886            24,705           2,534,951       3,623,127       6,182,789

     Net Income (Unaudited)                                                                     (374,901)       (374,901)
     Prior Period Adjustments                                                                   (244,075)       (244,075)
                                         ----------        ----------          ---------      -----------      ----------

Balance, June 30, 1997                  24,704,886        $   24,705           $2,34,951      $3,004,151      $5,563,807
                                        ==========        ==========           =========      ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996


NOTE 1:           BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Texas Equipment Corporation and Subsidiaries for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations.

Revenues increased approximately 58% to $21,745,487 from $13,752,900, in the first six months of 1997 compared to the first six months of 1996. The increase in revenues is principally attributable to the acquisition by the Company of three additional stores.

All operating margins of the agricultural business were essentially unchanged from the earlier period compared to the six month period ended June 30, 1997, with the exception of other operating expenses which increase from $485,768, or approximately 3.5% of revenues for the six months ended June 30, 1996, compared to $1,155,447, or approximately 5.3% of revenues for the six months ended June 30, 1997. The increase is principally attributable to the cost of litigation with former principals of the Company which was settled in August of 1997.

The Company's profit from continuing operations for the six month period ended June 30, 1997, was $520,996 compared to $524,663 for the same period in 1996. The most significant cause of the lack of growth in the 1997 period was the litigation expense mentioned above. The Company's net loss of $374,901 for the 1997 period reflects a charge of $894,897 taken by the Company because of the Company's settlement of litigation related to Marinex and the consequent closing of those operations by the Company.

Liquidity and Capital Resources

Texas Equipment Co., Inc., the Company's subsidiary selling John Deere agricultural equipment, continues to expand its operations on a profitable basis. This expansion, however, was inhibited by the cost of litigation described above. In the opinion of management of the Company, the Company's operations are sufficient to fund its continuing business activities.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 24 - Financial Data Schedule

(b)      Form 8-K dated August 11, 1997, Items 2 and 5

                                   SIGNATURES





         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 29, 1997



                                           /s/ Paul Condit
                                           ------------------------------------
                                           Paul Condit, President and principal
                                           financial officer