Form 10-Q
period 1997-09-30
TEXAS EQUIPMENT CORP
filed 1997-11-14
CIK 887996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)


       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1997

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                  For the transition period from _____ to _____



                       Commission File No.       33-47921-A





                           Texas Equipment Corporation
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





                    1305 Hobbs Highway, Seminole, Texas 79360
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (915) 759-3643
-------------------------------------------------------------------------------
                          (Issuer's Telephone number)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange (Former Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS



         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 24,454,886

                                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                          ASSETS


                                                                      September 30,     December 31,
                                                                           1997             1996
                                                                      -------------     ------------
                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and Temporary Cash Investments                                    $ 725,928  $     2,661,058
   Accounts Receivable
       Trade                                                              2,241,395          872,815
       Employees and Other                                                  247,451          204,649
   Prepaid Expenses                                                               0           12,500
   Inventories                                                           21,431,951        5,380,188
                                                                       ------------      -----------


             TOTAL CURRENT ASSETS                                        24,646,725        9,131,210
                                                                       ------------      -----------

LAND, BUILDINGS AND EQUIPMENT, at cost                                    4,578,160        2,111,369
       Less Accumulated Depreciation                                     (1,059,735)        (866,927)

             NET LAND, BUILDINGS AND EQUIPMENT                            3,518,425        1,244,442
                                                                      -------------      -----------

OTHER ASSETS
   Finance Receivables                                                      800,899          731,028
   Cash Surrender Value of Life Insurance                                   137,351          129,156
   Other Assets                                                              13,681           23,945
   Goodwill                                                                 127,133          136,667
   Related Party Receivables                                                 19,573          215,810
                                                                       ------------      -----------

             TOTAL OTHER ASSETS                                           1,098,637        1,236,606
                                                                      -------------      -----------

             TOTAL ASSETS                                              $ 29,263,787      $11,612,258
                                                                       ============      ===========











                                   (Continued)
                                       F-1

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 30,       December 31,
                                                                          1997               1996
                                                                    ---------------     -------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
   Notes Payable                                                     $    1,386,779      $   300,000
   Current Maturities of Long-Term Debt                                     394,487          396,022
   Accounts Payable Trade
       John Deere Company                                                12,655,321        2,190,355
       Other                                                              3,220,579          437,564
   Accrued Expenses                                                       1,569,047          753,271
   Customer Deposits                                                         30,124           79,500
   Deferred Tax Liability                                                   125,874          159,800
                                                                       ------------      -----------

         TOTAL CURRENT LIABILITIES                                       19,382,211        4,316,512

LONG-TERM DEBT - net of current maturities                                3,307,455        1,005,763

DEFERRED TAX LIABILITY                                                      107,200          107,200
                                                                       ------------      -----------

         TOTAL LIABILITIES                                               22,796,866        5,429,475
                                                                      -------------      -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.001 Par Value, Authorized
       25,000,000; Issued and Outstanding
        24,704,865                                                           24,705           24,705
   Paid In Capital                                                        2,534,951        2,534,951
   Retained Earnings                                                      3,907,265        3,623,127
                                                                       ------------      -----------
                                                                          6,466,921        6,182,783

       Less Treasury Shares, at cost                                              -                -
                                                                    ---------------  ---------------

       TOTAL STOCKHOLDERS' EQUITY                                         6,466,921        6,182,783
                                                                          ---------      -----------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                        $29,263,787     $11,612,258
                                                                         ===========     ===========



                       See notes to financial statements.
                                       F-2

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended Sept 30,            Nine Months Ended Sept 30,
                                                          ------------------------------       ----------------------------
                                                              1997               1996             1997             1996
                                                          -------------      -----------       ------------     -----------

REVENUES                                                   $18,779,201       $5,754,814        $40,524,688     $19,507,714

COST OF REVENUES                                           (16,096,991)      (5,235,072)       (34,713,952)    (16,949,797)
                                                           ------------      -----------       ------------    ------------

       GROSS PROFIT                                          2,682,210          519,742          5,810,736       2,557,917

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES
   Commissions, Salaries, and
       Employee Benefits                                       755,003          374,220          1,975,233       1,080,664
   Amortization and Depreciation                                88,445           39,108            253,029         114,651
   Collection and Bad Debt Expenses                             47,506           22,134            148,178          70,696
   Other Operating Expenses                                    631,334          194,003          1,786,781         679,771
                                                             ---------          --------         ----------      ---------
       Total Selling, General and
         Administrative Expenses                             1,522,288          629,465          4,163,221       1,945,782

OTHER INCOME (EXPENSE)
   Interest Income                                              15,125           27,770            141.237         110,974
   Interest Expense                                            (32,252)         (39,587)          (142,221)        (75,792)
   Other Income (Expense)                                       18,121          (14,937)            85,621          15,566
                                                             ----------     ------------        ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                            1,160,916        (136,477)          1,732,152         662,883

INCOME TAX (EXPENSE) BENEFIT                                  (555,388)          43,600           (605,628)       (231,097)
                                                           -----------       ----------          ----------     -----------

INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                       $605,528        $(92,877)       $ 1,126,524       $ 431,786
                                                            ===========        ========        ===========       =========

DISCONTINUED OPERATIONS
   Income (Loss) From Operations of
       Discontinued Subsidiary (net of tax benefit)            304,605                0           (591,292)              0
                                                          ------------     ------------        ------------   ------------

NET INCOME (LOSS)                                         $    910,133         ($92,877)        $  535,232       $ 431,786
                                                          ============         =========        ==========       =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                       24,704,886       16,850,000         24,704,886      16,850,000
                                                            ==========       ===========        ==========      ==========

INCOME (LOSS) PER SHARE
   Continuing Operations                                         0.037           (0.006)             0.046           0.026
   Discontinued Operations                                       0.000            0.000             (0.024)          0.000
                                                          ============     ============        ============    ===========






                       See notes to financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                                                           TOTAL
                                           COMMON STOCK                                                    STOCK-
                                       -------------------              PAID IN          RETAINED         HOLDERS'
                                       SHARES       AMOUNT              CAPITAL          EARNINGS          EQUITY
                                       ------       ------              -------          --------         --------
Balance, December 31, 1995             100,000      $100,000           ($96,477)       $2,886,776        $3,486,604
     Acquisition of Parent
         September 17, 1996         24,604,886       (75,295)         2,631,428                 0         1,959,828

     Net Income                              0             0                  0           736,351           736,351
                               ---------------  ------------      -------------       -----------        ----------
Balance, December 31,1996           24,704,886        24,705          2,534,951         3,623,127         6,182,783
                                                                                                          ---------

     Net Income (Unaudited)                  0             0                  0           535,232           535,232
     ESOP Redemptions                        0             0                  0            (7,019)           (7,019)
     Prior Period Adjustments                0             0                  0          (244,075)         (244,075)
                                --------------  ------------    ---------------       ------------       -----------
Balance, September 30, 1997         24,704,886       $24,705         $2,534,951        $3,907.265        $6,466,921
                                    ==========     =========         ==========        ==========        ==========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended September 30       Nine Months Ended September 30,
                                                       -------------------------------       -------------------------------
                                                              1997              1996              1997              1996
                                                       ---------------        --------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net(Income                                                 $910,133        ($92,877)        $535,232         $431,786
   Adjustments to Reconcile Net Income (Loss)
       to Net Cash from Operating Activities
         Amortization and Depreciation                          88,445          39,108          253,028          114,651
         Loss on Disposal of Assets                                  0           3,502                0            3,502
         Prior Period Adjustments                                    0               0         (244,075)               0
         (Increase) Decrease in Finance Receivable             (83,256)       (123,116)         (69,871)        (146,020)
   Changes in Current Assets and Liabilities
         (Increase) Decrease in Accounts Receivable         (1,125,234)         31,945       (1,411,362)        (531,420)
         (Increase) Decrease in Inventories                 (6,024,628)        (28,434)     (16,051,763)        (832,838)
         (Increase) Decrease in Prepaid Expenses                     0               0           12,500                0
         Increase (Decrease) in Accounts Payable             4,638,762         534,346       13,247,961        1,089,905
         Increase (Decrease) in Accrued Liabilities            724,701        (117,897)         815,776          113,831
         Increase (Decrease) in Customer Deposits               19,610          54,504          (49,376)          72,035
         Increase (Decrease) in Deferred Tax Liability         (33,925)              0          (33,925)               0
   (Increase) Decrease in Other Assets                             250           7,660           10,264          (35,720)
                                                          ------------     -----------    -------------    --------------

             NET CASH FLOW (USED) PROVIDED BY
                OPERATING ACTIVITIES                          (885,142)        308,741       (2,985,611)         279,712
                                                            -----------      ---------    -------------       ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Lands, Buildings and Equipment                 (708,207)        (11,625)      (2,545,476)         (30,336)
   Proceeds from Sale of Equipment                                   0            (337)          28,000           46,170
   Increase in Cash Surrender Value of Insurance                (8,195)        (12,389)          (8,195)         (12,389)
   (Increase) Decrease in Related Party Receivables                  0         (54,250)         196,237          (14,476)
                                                          ------------         --------     -----------      -----------

             NET CASH FLOWS (USED) BY
                INVESTING ACTIVITIES                          (716,402)        (78,801)      (2,329,436)         (11,031)
                                                              ---------        --------      ----------        ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from Note Borrows                                3,317,407          75,490        5,368,419          410,279
   Repayment of Note Borrows                                (1,358,359)       (319,301)      (1,981,483)        (635,544)
   Capital Contributions                                             0         927,613                0          927,613
   Redemption of ESOP interest                                  (7,019)              0           (7,019)               0
                                                          -------------    -----------      ------------     -----------

             NET CASH FLOW PROVIDED (USED)
                BY FINANCING ACTIVITIES                      1,952,029         683,802        3,379,917          702,348
                                                            ----------        --------       ----------        ---------

NET INCREASE (DECREASE) IN CASH                                350,485         913,742       (1,935,130)         971,029

CASH AT THE BEGINNING OF THE PERIOD                            375,443         307,318        2,661,058          250,031
                                                           -----------        --------       ----------        ---------

CASH AT THE END OF THE PERIOD                                 $725,928      $1,221,060         $725,928       $1,221,060
                                                            ==========      ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURES:
   Cash Paid During the Period For:
       Interest Expense                                         $9,018         $51,279         $154,712          $87,484
                                                               =======         =======         ========       ==========

       Income Taxes                                            $91,666        $203,699         $141,686         $203,699
                                                               =======        ========         ========        =========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Texas Equipment Corporation and Subsidiaries (formerly Marinex Multimedia Corporation) (the "Company") for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations.

The Company's revenues increased more than 107%, to $40,524,688 from $19,507,714, for the nine month period ended September 30, 1997, compared to the same period in 1996. The increase in revenues primarily reflects the additional revenues derived from three John Deere dealerships in the panhandle of Texas and a John Deere dealership operated in Artesia, New Mexico which the Company acquired in 1997.

Revenues for the three month period ended September 30, 1997, increased more than 225%, to $18,779,201 from $5,754,814, when compared to the same quarter in 1996. The greater percentage increase in the third quarter of 1997 compared to the percentage increase in the nine month period of 1997 when compared to the same period in 1996 reflects, in part, the acquisition of the Artesia, New Mexico dealership which was acquired in early July, 1997. The revenues from this dealership more than offset the revenues from the store previously operated in Pecos, Texas, which the Company began to close in the third quarter of 1997 because of insufficient revenues and poor operating results.

Although much of the increase in revenues has come from the acquisition of additional dealerships, all of the Company's dealerships, with the exception of the Pecos operation, have grown when compared to the previous year. This increase reflects a sound farm economy in West Texas and Eastern New Mexico with favorable weather conditions. Furthermore, the timing of harvesting and planting differs from store to store and this difference in timing decreases seasonal variations in revenues.

Gross margins for the nine month period increased to 14.3% for the same period in 1996. The Company believes that it is gaining some efficiencies from the larger number of dealerships owned in 1997. In addition, although Selling, general and administrative costs were larger as a percentage of revenues in 1997 when compared to the same period in 1996, 10.3% compared to 9.8%, respectively, this difference narrowed in the third quarter of 1997. The Company believes it is getting some benefit in management efficiencies because of the larger number of stores. Also, litigation expenses began to decline in the third quarter because the Company settled a portion of a large law suit.

The effect of increasing revenues and better margins resulted in an increase of net profits from continuing operations of almost 161%, to $1,126,524 from $431,786, in the nine month period ended September 30, 1997, when compared to the nine month period ended September 30, 1996.

Liquidity and Capital Resources

The Company's operating capital is principally provided by inventory financing through John Deere as well as its operating profit. The Company's long-term debt has increased because a portion of the Company's acquisitions have been financed through bank debt and notes.

                           PART II - OTHER INFORMATION

None

                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 1997
                                           /s/ Paul Condit
                                           ------------------------------------
                                           Paul Condit, President and principal
                                                        financial officer