Form 10-K405
period 1997-12-31
TEXAS EQUIPMENT CORP
filed 1998-03-31
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 1997 or TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _______

         Commission file number             000-21813
                                            ---------

                           Texas Equipment Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                    62-1459870
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    1305 Hobbs Hwy, Seminole, Texas                           79360
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number: (915) 758-3643
         Securities registered under Section 12(b) of the Exchange Act:

         Title of each Class           Name of each exchange on which registered
         -------------------           -----------------------------------------
                  None                                  None

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          Common Stock, $.001 par value

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X     No
             ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price, as of March 15, 1998, was $3,670,963 (for purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the Common Stock of the registrant have been deemed affiliates).

       The number of shares outstanding of the registrant's Common Stock, as of March 15, 1998, was: 24,549,808

                                     PART I

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

       The future results of the Company, including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Important Factors" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology is intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks or uncertainties.

ITEM 1. BUSINESS.

         In September 1996, the Company, a Nevada corporation, issued 16,850,000 shares of its Common Stock in exchange for all of the capital stock of Texas Equipment Co., Inc., a Texas corporation ("TECI"). Upon the acquisition of TECI, the Company, formerly Marinex Multimedia Corporation, a Nevada corporation, changed its name to Texas Equipment Corporation ("TEC"). Unless the context otherwise indicates, the "Company" refers to TEC and its wholly owned subsidiary, TECI, and TECI's wholly owned subsidiary, New Mexico Implement Company, Inc. ("NMIC").

GENERAL

        The Company currently operates six retail stores in two states, specializing in the distribution, sales, service and rental of agricultural equipment, primarily supplied by Deere & Company and its subsidiaries ("Deere"). The Company's stores are located in West Texas and Eastern New Mexico. The Company acquired four of its agricultural equipment stores in fiscal 1997. These acquisitions extended the Company's equipment retail store network into the northern part of West Texas and Eastern New Mexico, which the Company believes will provide platforms for future growth. The Company believes that its network of stores enables it to achieve operating benefits from increasing operational synergies. The Company's growth strategy is to continue to expand its network through future acquisitions of similar dealerships, although the Company does not presently have any agreements, written or oral, with any third party regarding a potential acquisition or business combination.

       Deere, a leading manufacturer and supplier of agricultural equipment in the United States since 1837 is the primary supplier of the equipment and parts sold by the Company. Sales of new Deere equipment by the Company accounted for approximately 68.8% of the Company's new equipment sales in 1997. No other supplier accounted for more than 14.4% of the Company's new equipment sales in 1997. The Company expects that Deere products will continue to account for the majority of its agricultural new equipment sales. The Company's stores also offer complementary equipment from other suppliers, used equipment, new and used parts, equipment rental, and other related products and services.

INDUSTRY OVERVIEW

       According to industry sources, United States retail sales of new agricultural equipment in calendar 1997 totaled in excess of $10 billion. Deere is the leading supplier of agricultural equipment in the United States. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. Currently, Deere has in excess of 1,200 agricultural dealers in the United States. The Company believes that increasing needs for capital and more sophisticated management and marketing information systems of typical Deere agricultural equipment dealers, owners' concerns about succession (a substantial number of such dealers have traditionally been family-owned businesses), and Deere's increasing support for consolidation among its dealers create a business climate conducive to further consolidation of Deere agricultural dealers. The Company expects that it will have increasing opportunities to complete strategic acquisitions of Deere agricultural dealerships as this consolidation trend develops.

GROWTH STRATEGY

       The key elements of the Company's growth strategy are:

Increasing Market Share.

       The Company seeks to increase its market share by enhancing customer service and generating customer loyalty. To accomplish this, the Company offers a broad range of products, utilizes aggressive marketing programs, trains its employees to have a strong customer orientation, employs state-of-the-art service equipment, and maintains a computerized real-time inventory system. Each agricultural retail equipment store offers a broad array of its respective Deere equipment lines, and also sells complementary products from other suppliers, based on the nature of each store's customer base. As the installed base of equipment expands with the Company's increasing market share, the Company has the opportunity to generate additional parts and service business. The Company believes that each customer's experience with the Company's parts and service departments and other value-added services can positively influence such customer's overall satisfaction. Parts and service currently have higher profit margins than equipment sales. The Company serves its customers' financing needs by developing innovative ways to finance its products.

Pursuing Additional Acquisitions.

       Acquisitions are expected to continue to be an important element of the Company's growth strategy, particularly given the consolidation trends among agricultural retail equipment dealers. Due to the Company's track record in completing and integrating acquisitions in 1997, the Company believes that attractive acquisition candidates will continue to become available to the Company. The Company believes that its management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular group of dealerships can be successfully integrated into the Company's existing operations, i.e., whether the operations of an acquisition candidate can be enhanced by utilizing the Company's operating model and being part of the Company's network of stores. Management believes that it can operate new facilities effectively and improve the operating results of acquired dealers as a result of economies of scale, purchasing power, and merchandising capability. Upon consummation of each acquisition, the Company integrates the dealership into its agricultural retail equipment operations by implementing the Company's operating model and seeks to enhance the acquired dealership's performance within its target market. Integration of an acquisition generally is completed within the first six to 12 months, although it can take several years before the benefits of the Company's operating model, store network, strategies, and systems are fully realized. The consent of Deere is required for the acquisition of any Deere dealership.

Implementing the TEC Operating Model.

       The Company has developed a proven operating model designed to improve the performance and profitability of each of its retail equipment stores. Components of this operating model include (i) pursuing aggressive marketing programs, (ii) allowing store employees to focus on customers by managing administrative functions, training, and purchasing at the corporate level, (iii) providing a full complement of parts and state-of-the-art service functions, including a computerized real-time inventory system and quick response, on-site repair service, (iv) motivating store level management in accordance with corporate goals, and (v) focusing on cost structures at the store level. The Company centralizes such functions as accounting, purchasing, and employee recruitment, allowing its store managers and personnel more time to focus on making sales and providing product support to customers.

Capitalizing On Diversity of Operations.

       A major focus of the Company's strategy has been to expand its network of agricultural retail equipment stores into geographic areas that have a large base of agricultural activity and that provide the Company with opportunities to continue to develop its store network. The Company's plan for geographic diversification into regions outside its initial base in the West Texas Panhandle will help to diminish the effects of seasonality, as well as local and regional economic fluctuations. Typically, other retail equipment dealers operate agricultural dealerships, with a limited number of stores concentrated in a specific geographic region. For example, based on information published by Deere, the Company estimates that the majority of United States Deere agricultural dealers operate a single store compared to the Company's six Deere agricultural stores.

WHOLEGOODS

        The Company is the one of the largest Deere retail agricultural equipment dealers in the United States in total revenues and accounted for over one percent of Deere's United States agricultural wholegoods sales in calendar 1997. According to industry usage, "wholegoods" represents agricultural machinery that can be sold either as an individual item or as part of a series of machines to perform certain farming operations. As of the end of fiscal 1997, the Company owned and operated six Deere agricultural equipment stores located in West Texas and Eastern New Mexico.

        The Company is a full-service supplier to farmers, offering a broad range of farm equipment and related products. The Company's customers primarily farm cotton and peanuts in the southern Panhandle, corn, soybeans, wheat, sugar beets, and potatoes in the northern Panhandle, and alfalfa in eastern New Mexico. As a result of the customer mix and Deere's product offerings, the Company's core products include combines, tractors, planting equipment, and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as lawn and grounds care equipment. The sale of new Deere agricultural equipment is the primary focus of the Company and accounts for approximately 68.8% of the Company's new equipment sales. A variety of additional wholegoods lines, which complement the Deere products, are also offered by the Company according to local market demand. The agricultural stores also sell used equipment, generally acquired as trade-ins, accounting for approximately 39.3% of total equipment revenues in 1997.

        The agricultural equipment stores are located in areas with significant concentrations of farmers and typically serve customers within a 50 to 100 mile radius. Each store displays a broad array of new and used equipment and has fully-equipped service bays to provide on-site service and maintenance of agricultural equipment. The Company believes it has a competitive advantage over other agricultural dealers given its ability to draw on its network of agricultural stores for equipment and parts and the economies of scale inherent in its centralized administrative, purchasing, and inventory management functions.

PARTS AND SERVICE

         The Company's retail agricultural equipment stores offer a broad range of replacement parts and fully-equipped service and repair facilities for their respective product lines. Parts and service revenues accounted for approximately 18.2% of total revenues in fiscal 1997. The Company believes that product support through parts and service will be increasingly important to its ability to attract and retain customers for its agricultural equipment operations. Each agricultural equipment store includes an average of six service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional on-site training conducted by the Company.

INVENTORY AND ASSET MANAGEMENT

         The Company maintains substantial inventories of equipment and parts in order to facilitate sales to customers on a timely basis. The Company also is required to build its inventory in advance of its second and fourth fiscal quarters, which historically have higher sales, to ensure that it will have sufficient inventory available to meet its customer needs and to avoid shortages or delays. Deere has an inventory warehouse that its dealers may access to obtain equipment to facilitate inventory management. In addition, to maximize asset productivity, the Company maintains a complete database on sales and inventory of parts and equipment, and has a sophisticated, centralized real-time inventory control system. This system enables each store to access the available inventory of the Company's other stores before ordering additional parts or equipment from the supplier. As a result, the Company minimizes its investment in inventory while still effectively and promptly satisfying its customers' parts needs. Using this system, the Company also monitors inventory levels and inventory mix in its network and make adjustments as needed in accordance with its operating plan.

DEALERSHIP AGREEMENTS

         The Company has non-exclusive dealership agreements with Deere for each of its Deere agricultural equipment stores, each of which authorizes the Company to act as a dealer in Deere agricultural equipment (the "Agricultural Dealer Agreements") at a specific authorized store location. The Company is not required to pay a royalty fee under the Agricultural Dealer Agreements. Rather, the Company agrees to stock, sell at retail and service Deere equipment in its defined market area. The Company's areas of responsibility for the sale of Deere agricultural equipment are in the West Texas Panhandle and Eastern New Mexico. The Agricultural Dealer Agreements continue until terminated by Deere upon a violation by the Company of the provisions contained therein and in certain other circumstances described herein, although Deere may require the execution on a new Agricultural Dealer Agreement at any time upon 30-days notice. Any termination or non-renewal of the Dealership Agreements must be done by Deere in accordance with state legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. Applicable Texas laws provide that termination or non-renewal of a dealership agreement may not be done by a manufacturer without cause. The Company has consistently had its Agricultural Dealer Agreements renewed and the Company anticipates obtaining renewals in the future. However, no assurances can be given that such renewals will be obtained.

         Pursuant to the Agricultural Dealer Agreements, the Company is required, among other things, to maintain suitable facilities, provide competent management, actively promote the sale of agricultural equipment in the designated areas of responsibility, fulfill the warranty obligations of Deere (with reimbursement at agreed rates therefor), maintain inventory in proportion to the sales potential in each area of responsibility, provide service and maintain sufficient parts inventory to service the needs of its customers, maintain adequate working capital, and maintain stores only in authorized locations. Deere is obligated to make available to the Company any finance plans, lease plans, floor plans, parts return programs, sales or incentive programs or similar plans or programs it offers to other dealers. Deere also provides the Company with promotional items and marketing materials prepared by Deere for its agricultural equipment dealers. The Agricultural Dealer Agreements also entitle the Company to use John Deere trademarks and trade names, with certain restrictions.

         The agricultural equipment stores also offer John Deere lawn and grounds equipment, for which the Company has entered into non-exclusive Lawn and Garden Dealer Agreements containing substantially the same terms as the Agricultural Dealer Agreements.

         Under the Agriculture Dealer Agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. The prior consent of Deere is required for the opening of any Deere store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. Deere may immediately cancel the Agricultural Dealer Agreement by giving notice to the Company at any time after the occurrence of any of the following: (i) death of Mr. Paul Condit or a major shareholder; (ii) change of control without the prior written consent of Deere; (iii) closeout or sale of a substantial part of the Company's business, the commencement of dissolution or liquidation proceedings with respect to the Company, or a change, without the prior written approval of Deere, in the location of the dealership's principal place of business under the agreement; (iv) default by the Company under any chattel mortgage or other security agreement between Deere and the Company; and (v) revocation or discontinuance of any guaranty of the Company's present or future obligations to Deere.

         The Company's Deere dealer appointments are not exclusive. Deere could appoint other dealers in close proximity to the Company's existing stores. In addition, the dealer agreements can be amended at any time without the Company's consent, so long as the same amendment is made to the dealer agreements of all other Deere dealers. Deere also has the right to sell directly to federal, state, or local governments, as well as national accounts. To the extent Deere amends the dealer agreements or directly sells substantial amounts of equipment to government entities and national accounts, the Company's results of operations and financial condition could be adversely affected.

       In addition to Deere, the Company is an authorized dealer at various stores for suppliers of other equipment. The terms of such arrangements vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days), upon a change of control, and in the event of Mr. Paul Condit's death.

FLOOR PLAN FINANCING

         Having adequate wholegoods and parts inventories at the Company's agricultural equipment stores is important to meeting its customer needs and is critical to achieving sales objectives. Accordingly, the

Company attempts to maintain at each store, or have readily available at other stores in its network, sufficient inventory to satisfy anticipated customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary agricultural sales seasons during the second and fourth quarters. The cost of financing its inventory is an important factor affecting the Company's results of operations.

          Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Deere charges variable market rates of interest at or over the prime rate on balances outstanding after any interest-free periods and retains a security interest in the inventories, which it inspects periodically. The interest-free periods, which Deere changes periodically, are currently six to twelve months. Deere also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment.

          After the interest-free period, the Company generally shifts its financing to Deere Credit to obtain a lower interest rate. The rate charged by Deere Credit is currently a defined prime rate plus 50 basis points, which as of December 31,1997, resulted in an applicable interest rate of 9%.

          For equipment from manufacturers other than Deere, the Company finances its inventory primarily through its line of credit at Agricredit Acceptance Company ("Agricredit"). Financing also may be available through floor plan financing programs provided by the other manufacturers, which may be financed by such manufacturers themselves or through third party lenders, depending on which option provides the Company with the most favorable terms. The interest rate on the Agricredit line of credit is currently a defined prime rate plus 200 basis points, which as of December 31, 1997 resulted in an applicable interest rate of 10.5%. In January 1998 Agricredit reduced the rate by 50 basis points to 10%.

CUSTOMER FINANCING OPTIONS

          Financing options for customer purchases support the sales activities of the Company. Significant financing sources for purchases by the Company's customers are through programs offered by Deere and Agricredit.
The Company does not grant extended payment terms to its customers.

          Deere's credit subsidiaries provide and administer financing for retail purchases and leases of new and used equipment, primarily through Deere Credit. Deere Credit retains a security interest in the equipment financed. A portion of the customer financing provided by Deere is recourse to the Company. Deere retains a reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed until the reserve reaches 3 or 4 percent of the total dollar amount of contracts outstanding. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its reserve. The Company's liability is capped at the amount of the reserve, which, as of December 31, 1997, was $697,228. The Company has traditionally experienced a loss rate against such reserves of less than 2% of sales.

          Agricredit, through a joint venture with the Company established in September 1997, also provides financing to the Company's customers. The financing provided under the joint venture by Agricredit to its customers is non-recourse to the Company. Prior to September 1997, a portion of the customer financing provided by Agricredit was recourse to the Company. The Company's liability is limited to the portion withheld by Agricredit, which was $139,739 at December 31, 1997.

PRODUCT WARRANTIES

          The manufacturer generally provides product warranties for new equipment and parts. The term and scope of these warranties vary greatly by manufacturer and by product. The Company does not provide additional warranties to retail purchasers of new equipment. The manufacturer (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. Typically, the Company does not provide additional warranties on used equipment.

COMPETITION

         The Company's agricultural retail equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, Case, Caterpillar, and New Holland N.V., a subsidiary of Fiat. The Company also competes with other Deere agricultural dealerships. Competing Deere agricultural stores may be located in close proximity to one of the Company's stores. Competition among retail equipment dealers is primarily based on price, value, reputation, quality, and design of the products offered by the dealer, the customer service and equipment servicing provided by the dealer, and the accessibility of the stores. The Company believes that its broad product lines, product support, and superior quality products have enabled it to compete effectively.

ENVIRONMENTAL AND GOVERNMENTAL REGULATIONS

         The Company's operations are subject to numerous federal, state, and local rules and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, primarily relating to its service operations. Based on current laws and regulations, the Company believes that it is in compliance with such laws and regulations and that its policies, practices, and procedures are designed to prevent unreasonable risk of environmental damage or violation of environmental laws and regulations and any resulting material financial liability to the Company. The Company is not aware of any federal, state, or local laws or regulations that have been enacted or adopted, the compliance with which would have a material adverse effect on the Company's results of operations or would require the Company to make any material capital expenditure. No assurance can be given that future changes in such laws or regulations or changes in the nature of the Company's operations or the effects of activities of prior occupants or activities at neighboring facilities will not have an adverse impact on the Company's operations.

EMPLOYEES

       As of December 31, 1997, the Company employed 131 people: 24 in sales; 57 in service; 25 in parts; 16 in set-up; and 9 in corporate administration.

       The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with employees to be satisfactory.

EXECUTIVE OFFICERS

         The following persons are the current executive officers of the
Company:


            Name                            Age                   Position
            ----                            ---                   --------
         Paul Condit                        64      President, Director, Chief Executive Officer

         John T. Condit                     33      Secretary, Treasurer, Director

         E.A. Milo Mattorano                52      Vice President, Chief Financial Officer

       Paul Condit is President, Chief Executive Officer and a director. He has a B.S. degree from Oklahoma State University and has been in the farm equipment business for over 23 years. Mr. Condit owned and operated a predecessor company and has managed the Company and served the Company in his current capacities since its inception in 1987.

         John Condit serves as a Director and Secretary of the Company and served the Company in his current capacities since its inception in 1987. He obtained a BBA degree from Texas Tech University in 1986. Since May 1988 he has been President of Domicile Property Management, Inc., a real estate acquisition and management firm, in San Antonio, Texas.

         E.A. Milo Mattorano has served as the Company's Chief Financial Officer and a Vice President since December 15, 1997. Prior to joining the Company, from January 1995 until December 1997, Mr. Mattorano served as Vice President and Chief Financial Officer of Lasertechnics, Inc., a manufacturer of laser markers and plastic card printers. From October 1989 to December 1994, Mr. Mattorano served as Executive Vice President of Finance of Insilco Corporation, a conglomerate of manufacturing companies in various industries. Mr. Mattorano is a CPA and worked in the audit department of Deloitte & Touche for six years from 1974 to 1980. Mr. Mattorano is a graduate of Adams State College with a degree in Business Administration and Accounting.

ITEM 2. PROPERTIES.

         The Company is headquartered in Seminole, Texas at its Deere dealer store located at 1305 Hobbs Highway, Seminole, Texas 79360.

         The following table sets forth the size of the Company's store locations:

                        Total Building Office and Service


     Location             Acreage              Space*            Showroom*         Parts Storage*          Setup*
     --------             -------              ------            ---------         --------------          ------
Seminole                   13.94               50,000              9,875               14,000              26,125

Plains                     6.025               21,000              2,200               8,600               10,800

Pecos                       1.32               12,800              1,000               5,500               5,500

Hereford                   10.97               26,700              3,900               12,000              10,800

Dimmitt                    10.02               35,500              5,400               11,200              18,900

Friona                      5.0                18,000              4,100               5,600               8,300
* In square feet

         The Company owns all of its store locations subject to bank mortgages, which at December 31, 1997 were approximately $3.3 million.

ITEM 3. LEGAL PROCEEDINGS.

         During fiscal 1997, a number of interrelated lawsuits were brought by the Company and its present and former affiliates and professional advisers against one another arising from events surrounding the September 1996 share exchange transaction between shareholders of TECI and the Company. As of the date hereof, all such litigation has been settled.

         In March 1997, the Company was sued by Jonathan Braun, Charles Platkin and Marinex Multimedia Corporation ("Marinex", a New York corporation which was a wholly-owned subsidiary of the Company) in the United States District Court for the Southern District Court of New York. Paul Condit, Paul Condit II, John Condit, Jeffrey Condit, Michael Killman and Charles Barkley were named co-defendants. Jonathan Braun and Charles Platkin were former directors of the Company and directors and officers of Marinex. Michael Killman is a principal in the accounting firm of Killman Murrell & Co., then the independent auditor. Charles Barkley was counsel to the Company. Paul Condit is the Company's president, and his sons, Paul Condit II, John Condit, and Jeffrey Condit were principal shareholders of TECI. The New York action alleged that the defendants defrauded Marinex, that certain of the defendants negligently made false representations to Marinex; that Paul Condit II, John Condit and Jeffery Condit breached a contract with the plaintiffs; and that Charles Barkley and Michael Killman committed a breach of fiduciary duty, breach of duty of loyalty, negligence and professional malpractice with respect to the plaintiffs.

         In May 1997, the Company and the Condit sons filed a lawsuit against Mr. Braun, Mr. Platkin and Mr. Killman in state district court in Gaines County, Texas alleging, among other things, that they were defrauded by the defendants into entering into the September 1996 business combination. In October 1997, Mr. Barkley and Killman Murrell & Co. were named by the plaintiffs as an additional defendant in the

Texas lawsuit and allegations of professional malpractice, fraud, fraudulent inducement and aiding and abetting the misconduct of the other defendants were made in connection therewith. In December 1997, Mr. Barkley filed a lawsuit against the plaintiffs in the Texas lawsuit in the United States District Court for the Western District of North Carolina alleging, among other things, that the defendants in the North Carolina suit had breached their fiduciary duties, made material misrepresentations in connection with securities transactions and aided and abetted the misconduct of others, that the Company had breached contractual obligations to register plaintiff's stock, and that Paul Condit had slandered and defamed the plaintiff.

         In connection with the settlement of the preceding matters, Messrs. Braun and Platkin transferred an aggregate of 250,000 shares of the Company's Common Stock to the Company, the Company transferred 125,000 shares of its Common Stock to Mr. Barkley, the Company paid, or agreed to pay, approximately $59,000 in disputed fees to Killman Murrell & Co. and the parties to each of the respective lawsuits executed mutual releases, among other things.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On, October 31, 1997, at the annual meeting of stockholders of the Company the following matters were brought before the stockholders for vote:


                                                                    For           Against
                                                                    ---           -------
       O Election of Directors:  Mr. Paul J. Condit              18,300,062        12,300
                                 John T. Condit                  18,304,862         7,500


       O Amendment to increase the number of authorized shares             For           Against       Abstain
         From 25,000,000 to 50,000,000                                     ---           -------       -------
                                                                        18,216,742        23,720        26,900

                                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to the date hereof, there has been a limited and sporadic trading market for the Company's Common Stock, which presently trades on the NASD Bulletin Board under the symbol "TEXQ." After its initial public offering in 1993, there was very little trading until the first quarter of 1996. According to information furnished by the National Quotation Bureau, the high and low bid and high and low asked quotations for each quarter during the 1996 and 1997 fiscal years are as follows:


                                                  Bid                         Asked
                                              -----------                  -------------
            1996                         High           Low             High            Low
            ----                         ----           ---             ----            ---
            March 31                 $   8.00          7.00            9.00           9.00
            June 30                     10.25          3.08           11.00           6.25
            September 30                 7.00          1.00            8.50           2.87
            December 31                  3.63          1.13            4.00           2.38
            1997
            March 31                     2.25           .56            2.50            .63
            June 30                       .78           .53             .94            .66
            September 30                  .75           .28            1.00            .34
            December 31                   .75           .25             .81            .28

       These market quotations represent inter-dealer prices, without retail markup, mark down or commission and do not necessarily represent actual transactions. As of March 15, 1998, there were approximately 760 holders of record of the Company's Common Stock. During the 1996 and 1997 fiscal years the Company has not paid any dividends or redeemed, repurchased or otherwise retired any of its Common Stock, except as discussed in "Item 3 -- LEGAL PROCEEDINGS." The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.


                                                     Years Ended December 31,(1)
                                         1997             1996              1995             1994             1993
                                         ----             ----              ----             ----         (Unaudited)
                                                                                                          -----------
Net Sales                             $  58,366,746     $28,094,196       $25,031,608     $20,964,570      $24,250,781
Gross Profit                              7,825,628       4,092,807         3,383,351       2,917,724        3,147,754
Net Income from
Continuing Operations                       815,370         883,155           253,399          58,631          365,035
Net Income Per Share from
Continuing Operations                          0.03            0.05              0.02            0.00             0.00
Net Income                                  274,972         736,351           253,399          58,631          365,035
Net Income Per Share                           0.01            0.04              0.02            0.00             0.00
Total Assets                             28,528,585      11.612,258         9,624,708       9,047,139        8,400,958
Long-term Debt                            1,819,835       1,005,762         1,195,378       1,438,888          978,839
Dividends                                      0.00            0.00              0.00            0.00             0.00

(1) Financial data for all periods prior to September 1996 give pro forma effect to the business combination with TECI at that date and reflect only the operations of and financial condition of TECI. Such financial data does not reflect the operations or financial condition of Marinex, which conducted only limited development stage activities before its operations were discontinued in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The September 1996 acquisition by the Company of TECI has been accounted for as though TECI acquired the Company through a reverse acquisition. In September 1997, the operations of Marinex were discontinued, and as a result, Marinex operations in 1996 and 1997 have been accounted for as "discontinued operations." The following discussion and financial analysis is of the continuing operation of the Company and the Company's TECI subsidiary only.

RESULTS OF OPERATIONS

1997 Compared to 1996

REVENUES

          Revenues increased approximately $30,273,000, or 108%, from $28,094,196 for 1996 to $58,366,746 for 1997. Of this increase in revenues, $26,813,375 was due to the Company's January 1997 acquisition of three John Deere dealerships in the Texas Panhandle. The July 1997 acquisition of a dealership in Artesia, New Mexico accounted for $2,452,281 of the increase and the remaining increase of approximately

$947,000, was primarily related to an increase in peanut equipment sales at the Company's Seminole, Texas dealership.

         Sales of wholegoods increased approximately $24,991,000, or 110%, from $22,669,174 for 1996 to $47,660,654 for 1997. The increase in wholegoods sales in 1997 was due to the factors discussed in the preceding paragraph. Wholegoods sales at the acquired stores also increased in the aggregate by more than $6,000,000 from their aggregate sales for the year prior to their acquisition. Management believes that this increase was the result of the Company's marketing strategy, which focuses on increased market share, customer relationship training of its sales force, and close attention given to each customer in its selling areas.

         Parts and service revenue increased approximately $5,222,000, or 96%, from $5,425,022 for 1996 to $10,646,695 for 1997. This increase was primarily due to a $5,318,091 increase related to the acquisitions discussed above.

GROSS PROFIT

         Gross profit increased approximately $3,733,000, or 91%, from $4,092,807 for 1996 to $7,825,628 for 1997. Gross profit as a percentage of total revenues for 1997 and 1996 were 13.5% and 14.5%, respectively. This decrease is primarily the result of lower margins on revenues of the acquired stores, which was expected in the first year of operation following the acquisition. In addition, the Company's highest gross margins are derived from its parts and service revenues. For these periods, the modest shift in revenue mix between wholegoods sales (80.8% of total revenues in 1996 compared to 81.8% of total revenues in 1997) and parts and service revenues (19.2% of total revenues in 1996 compared to 18.2% of total revenues in 1997) contributed to this decrease in margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expense as a percentage of total revenues decreased from 10.2% for 1996 to 10% for 1997. This modest decrease is the result primarily of operating efficiencies realized from operating a greater number of stores. In addition, in 1997 the Company expensed nonrecurring legal fees of approximately $323,462 in connection with litigation between the Company and principals of Marinex, the discontinued company, and the Company's former legal and accounting firms. This litigation has been settled without any significant additional cost to the Company. Total selling, general, and administrative expense increased approximately $2,955,000, from $2,871,729 for 1996 to $5,826,836 for 1997. The increase was primarily due to the operations acquired during 1997.

INTEREST EXPENSE

         Interest expense increased approximately $180,000, or 141%, from $127,151 for 1996 to $306,897 for 1997. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels and the acquisition debt associated with the acquisitions in the Texas Panhandle and Eastern New Mexico.

INTEREST INCOME

         Interest income increased approximately $76,000, or 44%, from $175,465 for 1996 to $252,132 for 1997. This income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In 1997, interest rates were very competitive which resulted in a relatively smaller increase in interest income compared to the increase in equipment sales.

NON-CASH GUARANTEE FEE

     In 1997 the Company recorded a non-cash charge of $288,211 in connection with the personal guarantee by four shareholders of the Company of approximately $15 million of accounts payable to Deere & Company, and of $3.3 million credit facility at the Company's bank. Guarantee fees related to such arrangements were paid in the form of five-year options to acquire up to 874,162 shares of Common Stock with an option price of $.375.

NET INCOME

     Net income from continuing operations decreased modestly, approximately $68,000, or 7.7% ,from $883,115 for 1996 to $815,370 for 1997. This decrease was primarily the result of the non-cash guarantee charge of $288,211 and the nonrecurring legal expenses of $323,462, offset by approximately $544,000 in higher income from continuing operations before these charges. This increase in income from continuing operations was due primarily to approximately $697,000 in such income from continuing operations related to the 1997 acquisitions.

     Earnings per share from continuing operations (both basic and diluted) decreased to $.03 from $.05 when comparing 1997 to 1996, primarily as the result of an increase in weighted average outstanding shares from approximately 19.5 million to 24.7 million, in 1996 and 1997, respectively and a small decrease in net income.

     The Company recognized a loss on the discontinuation of its Marinex business operations of $540,738 in fiscal 1997, net of income tax benefit of $278,000, and a loss from discontinued operations of $146,764 in fiscal 1996, net of income tax benefit of $70,636. Accordingly, net income for fiscal 1997 was $274,972 (resulting in earnings per share of $.01 on both a basic and diluted basis) compared to net income of $736,351 in fiscal 1996 (resulting in earnings per share of $.04 on both a basic and diluted basis).

1996 Compared to 1995

REVENUES

     Revenues increased to approximately $28,094,196 in 1996 from approximately $25,031,608 in 1995, an increase of more than 12%. These revenues reflected sales solely from the Company's three Texas stores during such period and the improved economic conditions in the area, and increased sales of equipment related to peanut farming.

GROSS MARGINS

     Gross profit increased approximately $709,000, or 21%, from $3,383,351 for 1995 to $4,092,807 for 1996. Gross profit as a percentage of total revenue for 1996 and 1995 was 14.5% and 13.5%, respectively. This increase was primarily due to the mix of peanut equipment sales compared to sales of other equipment, which typically sell for higher margins. .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense decreased from $2,935,899 in 1995 to $2,871,729 in 1996, principally as a result of lower commission compensation to Mr. Paul Condit, the Company's president. As a percentage of total revenues, selling, general and administrative expense was 11.7% and 10.2% in 1995 and 1996, respectively.

NET INCOME FROM CONTINUING OPERATIONS

         Because of increased gross profit and decreased selling, general and administrative costs, income from continuing operations and before income tax increased almost 214% from $416,693 in 1995 to $1,308,148 in 1996. Earnings per share for the Company increased from $.02 in 1995 to $.04 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents decreased from $2,661,058 at December 31, 1996 to $104,750 at December 31, 1997. Operating activities used net cash of $2,473,008 primarily because of the increase in inventory. Investing activities used cash of $3,008,532 primarily for capital expenditures in connection with the acquisition of John Deere dealerships in 1997. These acquisitions were partially financed by an increase in long-term debt of $2,925,232. The Company's capital expenditures for 1998 are expected to increase as it implements its business plan to acquire additional John Deere dealerships, subject to the availability of debt or equity financing, of which there can be no assurance. The increase from fiscal 1996 year end to fiscal 1997 year end in accounts receivable of $1,092,899, inventory of $15,659,694 and trade payables of $13,045,020 is entirely related to the acquisitions made in 1997. TEC cash on hand acquired in the September 1996 business combination allowed the Company to acquire the stores in West Texas and Eastern New Mexico for approximately $6,700,000 in 1997.

EFFECTS OF INFLATION

        Inflation has not had a material impact upon operating results and the Company does not expect it to have such an impact in the future. To date, in those instances in which the Company has experienced cost increases, it has been able to increase selling prices to offset such increases in cost. There can be no assurance, however, that the Company's business will not be affected by inflation or that it can continue to increase its selling prices to offset increased costs and remain competitive.

SEASONALITY

         The Company generally experiences a higher volume of wholegoods sales in the second and fourth quarters of each year. Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which occurs primarily during the Company's second and fourth quarters. As a result, sales of agricultural equipment generally are lower in the first and third quarters. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's management information system software was acquired from Deere. The Company also pays Deere a monthly maintenance fee for software changes and upgrades. In formal discussions with Deere the Company has determined that the modifications designed to address Year 2000 Issues have been completed on several of the Deere dealer programs as well as Deere's in-house software. The Company presently believes that Deere will complete the modification to the remaining dealer programs and its in-house software on a timely basis. However, if such modifications are not completed on a timely basis, the Company believe that the impact will not be material, since several modifications and revisions to its dealer software have already been completed. The cost associated with the Year 2000 Issue is borne by Deere as part of its computer systems support to its dealers.

CERTAIN IMPORTANT FACTORS

         In addition to the matters discussed above, there are several important factors that could cause the Company's future results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement which may be made by or on behalf of the Company. Some of these important factors (but not necessarily all such important factors) include the following:

         O     The overall success of Deere and the Company's other suppliers;

         O The availability and terms of floor plan financing and customer financing;

         O The incentive and discount programs provided by Deere and the Company's other suppliers, and their promotional and marketing efforts;

         O The introduction of new and innovative products by the Company's suppliers;

         O The manufacture and delivery of competitively-priced, high quality equipment and parts by the Company's suppliers in quantities sufficient to meet the requirements of the Company's customers on a timely basis;

         O General economic conditions, including agricultural industry cycles, interest rate fluctuations, economic recessions, customer business cycles, and customer confidence in the economy;

         O The length of the crop growing season and winter and spring weather conditions in West Texas and Eastern New Mexico, and the confidence of the Company's agricultural customers in the farm economy;

         O Risks associated with expansion, including the management of growth; and

         O      Continued availability of key personnel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Company's consolidated balance sheet as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 are included under Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       On October 30, 1997, the Company's independent accountant, Killman, Murrell & Co., resigned. Throughout most of 1997, the Company had been in litigation with several parties in connection with the September 1996 business combination with TECI. See "Item 3 - Legal Proceedings."

       In a letter to the Securities and Exchange Commission ("Commission") dated October 30, 1997, Mr. Killman indicated that Killman, Murrell & Co. resigned as principal accountants and auditors of the Company. In such resignation letter, Mr. Killman stated, and the Company concurs, that, in connection with the audits of the two fiscal years ending December 31, 1996, and the subsequent interim periods through October 30, 1997, there were no disagreements with the Company on any matters of accounting principles, or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved, would have caused the accounting firm to make references in connection with its opinion to the subject matter of the disagreement. Mr. Killman further stated, and the Company concurs, that the audit report for the years ended December 31, 1995 and 1996 did not contain any adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

       Nonetheless, Mr. Killman indicated in the same letter to the Commission that the firm resigned because "we believe that the current internal control structure of TEC is not adequate to develop reliable financial statements." The Company strongly disagrees with this statement and believes that the internal control structure had not changed in any material respect from the two preceding fiscal years, for which the financial statements audited by Killman, Murrell & Co. had never been qualified.

       The Company believes the accounting process is critical for a number of its constituencies as well as management control. These constituencies include its stockholders and Deere & Company, and the Company's rapid growth requires heightened attention to all aspects of its accounting system and processes, including internal control. While the Company believes its systems, including internal controls, are adequate, the registrant is actively improving its accounting systems, including its internal controls. It has hired a chief financial officer and controller in December 1997, and during 1997 the Company retained an operations consultant to examine the Company's processes, including its accounting processes.

       On November 3, 1997, the registrant engaged the firm of Mazars & Guerard, LLP as its independent accountants. Mazars & Guerard, LLP previously audited the Company's discontinued Marinex operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by this Item is incorporated by reference from the Company's definitive proxy statement expected to be filed within 120 days after the end of the 1997 fiscal year.


ITEM 11. EXECUTIVE COMPENSATION.

         The information called for by this Item is incorporated by reference from the Company's definitive proxy statement expected to be filed within 120 days after the end of the 1997 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this Item is incorporated by reference from the Company's definitive proxy statement expected to be filed within 120 days after the end of the 1997 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this Item is incorporated by reference from the Company's definitive proxy statement expected to be filed within 120 days after the end of the 1997 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements

         The following financial statements are included herewith:

                                                                                                Page
                                                                                                ----
               Independent Auditors' Report - Mazars & Guerard, LLP                             F-2
               Independent Auditors' Report - Killman Murrell and Company, P.C.                 F-3
               Consolidated Balance Sheets                                                      F-4
               Consolidated Statements of Operations                                            F-6
               Consolidated Statements of Stockholder's Equity                                  F-7
               Consolidated Statements of Cash Flows                                            F-8
               Notes to Consolidated Financial Statements                                       F-10

(b) Reports on form 8-K

         Form 8-K filed on October 30, 1997 reporting disagreement with prior accountant. See Item 9 for more complete discussion.

(c) Exhibits


          Item No.                         Item                                      Method of Filing
          -------                          ----                                      ----------------
            3(a)      Articles of Incorporation..................      Incorporated  by reference to Exhibit 3(a) to
                                                                       the Company's 1996 Form 10-K
            3(b)      By-Laws....................................      Incorporated  by reference to Exhibit 3(b) to
                                                                       the Company's 1996 Form 10-K
            10(a)     Acquisition Agreement for Texas                  Incorporated  by reference to Exhibit 3(a) to
                      Equipment Co. Inc..........................      the Company's 1996 Form 10-K
            10(j)     Contract with John Deere & Company               Incorporated  by reference to Exhibit 3(j) to
                                                                       the Company's 1996 Form 10-K
            21        List of Subsidiaries                             (filed herewith)
            23        Consent of Accountants                           (filed herewith)
            27        Financial Data Schedule                          (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998

                                 TEXAS EQUIPMENT CORPORATION

                                 By:  /s/ PAUL J. CONDIT
                                     ------------------------------------------
                                     Paul J. Condit
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                        Signature                                         Title                               Date
                        ---------                                         -----                               ----

     /s/ PAUL J. CONDIT                               Chairman of the Board, President, Chief          March 30, 1998
     ----------------------------------               Executive Officer and Director (principal
     Paul J. Condit                                   executive officer)

     /s/ JOHN T. CONDIT
     ----------------------------------               Director and Secretary                           March 30, 1998
     John T. Condit

     /s/ E.A. MILO MATTORANO
     ----------------------------------               Vice President, Chief Financial Officer, and     March 30, 1998
     E.A. Milo Mattorano                              Chief Accounting Officer (principal financial
                                                      and accounting officer)

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1997





                             INDEX                                                      PAGE
                             -----                                                      ----
          INDEPENDENT AUDITORS' REPORT - Mazars & Guerard, LLP                          F-2

          INDEPENDENT AUDITOR'S REPORT - Killman Murrell and Company, P.C.              F-3

          CONSOLIDATED BALANCE SHEETS                                                   F-4

          CONSOLIDATED STATEMENTS OF OPERATIONS                                         F-6

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                               F-7

          CONSOLIDATED STATEMENTS OF CASH FLOWS                                         F-8

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    F-10

                          INDEPENDENT AUDITOR'S REPORT







To the shareholders and Board of Directors
Texas Equipment Corporation and Subsidiaries


         We have audited the consolidated balance sheet of Texas Equipment Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





                                                    Mazars & Guerard, LLP.
                                                    Certified Public Accountants

New York, New York
March 7 , 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       BOARD OF DIRECTORS AND STOCKHOLDERS

Texas Equipment Corporation
1305 Hobbs Highway
Seminole, Texas 79360

  We have audited the accompanying consolidated balance sheets of Texas Equipment Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



KILLMAN, MURRELL AND COMPANY, P.C.

Odessa, Texas
February 12, 1997

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                     ASSETS


                                                                                        December 31,
                                                                         ---------------------------------------
                                                                              1997                       1996
                                                                              ----                       ----
CURRENT ASSETS
          Cash and cash equivalents                                      $    104,750                 $2,661,058
          Accounts receivable (less allowance for
              doubtful accounts of $ 54,000  and
               $ 76,000  respectively)                                      1,965,714                    872,815
          Other receivables                                                   185,821                    204,649
          Inventories                                                      21,039,882                  5,380,188
          Prepaid expenses                                                         --                     12,500
                                                                         ------------               ------------

               TOTAL CURRENT ASSETS                                        23,296,167                  9,131,210

PROPERTY AND EQUIPMENT, NET                                                 4,027,731                  1,244,442

FINANCE RECEIVABLES                                                           836,967                    731,028

RECEIVABLES FROM OFFICER                                                       92,618                    215,810

GOODWILL, net of accumulated
           amortization of $66,743
           and  $54,031, respectively                                         123,955                    136,667

OTHER ASSETS                                                                  151,147                    153,101
                                                                         ------------               ------------
                                                                         $ 28,528,585               $ 11,612,258
                                                                         ============               ============


                                      F-4
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     December 31,
                                                           ----------------- ----------------
                                                              1997                    1996
                                                              ----                    ----
CURRENT LIABILITIES

          Floor plan payables                               $  15,235,375       $   2,190,355
          Accounts payable                                        810,254             437,564
          Accrued liabilities                                     317,377             102,271
          Notes payable                                                --             300,000
          Customer deposits                                       137,019              79,500
          Income tax liability                                    422,503             810,800
          Current maturities of
               long-term debt                                   2,807,181             396,022
                                                            -------------       -------------

TOTAL CURRENT LIABILITIES                                       19,729,709           4,316,512

LONG-TERM DEBT, net of
          current maturities                                    1,819,835           1,005,762

DEFERRED TAX LIABILITY                                            233,074             107,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.001 par value
          authorized 50,000,000, issued
          and outstanding  24,547,808 in 1997
          and 24,799,808 in 1996                                   24,548              24,798
Paid in capital                                                 2,823,320           2,534,859
Retained earnings                                               3,898,099           3,623,127
                                                            -------------       -------------

               TOTAL STOCKHOLDERS' EQUITY                       6,745,967           6,182,784
                                                            -------------       -------------

                                                            $  28,528,585       $  11,612,258
                                                            =============       =============


                                      F-5
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Years ended December 31,
                                                                           -------------------------------------------
                                                                              1997            1996            1995
                                                                           -----------     -----------     -----------
REVENUES                                                                   $58,366,746     $28,094,196     $25,031,608

COST OF SALES                                                               50,541,118      24,001,389      21,648,257
                                                                           -----------     -----------     -----------

GROSS PROFIT                                                                 7,825,628       4,092,807       3,383,351

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES                                                5,826,836       2,871,729       2,935,899
LITIGATION EXPENSES                                                            323,462              --              --
                                                                           -----------     -----------     -----------
INCOME FROM OPERATIONS                                                       1,675,330       1,221,078         447,452

OTHER INCOME (EXPENSE)
     Interest income                                                           252,132         175,465         181,008
     Non-cash guarantee fee                                                   (288,211)             --              --
     Interest expense                                                         (306,897)       (127,151)       (243,122)
     Other income                                                               55,518          38,756          31,355
                                                                           -----------     -----------     -----------

INCOME FROM CONTINUING
 OPERATIONS BEFORE TAXES                                                     1,387,872       1,308,148         416,693

INCOME TAX EXPENSE                                                             572,502         425,033         163,294
                                                                           -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS                                              815,370         883,115         253,399

DISCONTINUED OPERATIONS
     Loss on discontinued operations (less applicable income
     tax benefit of $278,000 and $ 70,636 respectively)                       (540,398)       (146,764)             --
                                                                           -----------     -----------     -----------
NET INCOME                                                                 $   274,972     $   736,351     $   253,399
                                                                           ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE
     Basic
      - Continuing operations                                              $       .03     $       .05     $       .02
      - Discontinued operations                                                   (.02)           (.01)             --
                                                                           -----------     -----------     -----------
                       Total                                               $       .01     $       .04     $       .02
                                                                           ===========     ===========     ===========

     Diluted
      - Continuing operations                                              $       .03     $       .05     $       .02
      - Discontinued operations                                                   (.02)           (.01)             --
                                                                           -----------     -----------     -----------
                       Total                                               $       .01     $       .04     $       .02
                                                                           ===========     ===========     ===========

NUMBER OF SHARED USED IN COMPUTATION
     Basic                                                                  24,695,641      19,499,936      16,850,000
                                                                           ===========     ===========     ===========
     Diluted                                                                24,823,766      19,531,186      16,850,000
                                                                           ===========     ===========     ===========


                                      F-6
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                                                                 Total
                                                                                                             Stockholders'
                                            Common            Stock           Paid in         Retained       -------------
                                            Shares            Amount          Capital         Earnings           Equity
                                          ----------        ----------     -----------     ------------      -------------
BALANCE, DECEMBER 31, 1994                16,850,000        $   16,850     $   333,045     $  2,633,377      $   2,983,272

Stock Bonus Plan Issuance                                                      171,306                             171,306
Net income                                                                                      253,399            253,399
                                          ----------        ----------     -----------     ------------      -------------

BALANCE, DECEMBER 31, 1995                16,850,000            16,850         504,351        2,886,776          3,407,977


Sale of common stock, net                  7,647,808             7,648       2,030,808                           2,038,456
Stock issued to raise equity                 300,000               300            (300)                                 --
Net income                                                                                      736,351            736,351
                                          ----------        ----------     -----------     ------------      -------------

BALANCE, DECEMBER 31,1996                 24,797,808            24,798       2,534,859        3,623,127          6,182,784


Stock options issued                                                           288,211                             288,211
Litigation settlement                       (250,000)             (250)            250                                  --
Net income                                                                                      274,972            274,972
                                          ----------        ----------     -----------     ------------      -------------

BALANCE, DECEMBER 31, 1997                24,547,808        $   24,548     $ 2,823,320     $  3,898,099      $   6,745,967
                                          ==========        ==========     ===========     ============      =============


                                      F-7
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                Years ended December 31,
                                                                      ------------------------------------------
                                                                           1997           1996            1995
                                                                      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  274,972      $  736,351      $  253,399
     Adjustment to reconcile net income to net cash
     from operating activities
          Amortization & depreciation                                    363,101         163,553         181,080
          Loss on disposal of assets                                          --           3,502              --
          Deferred taxes                                                 125,874        (262,300)          1,200
          Valuation of stock options issued - guaranty fee               288,211              --              --

CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable                       (1,092,899)       (849,636)         57,331
     (Increase) decrease in receivables from affiliates                   18,828
     (Increase) decrease in inventories                              (15,659,694)      1,059,050        (436,056)
     (Increase) decrease in prepaid expenses                              12,500         (12,500)         10,300
     Increase (decrease) in floor plan payable                        13,045,020        (906,446)        835,707
     Increase (decrease) in accounts payable                             372,690             612        (139,282)
     Increase (decrease) in accrued liabilities                          215,106         (15,186)        126,467
     Increase (decrease) in customer deposits                             57,519          79,500         (54,966)
     (Increase) in finance receivable                                   (105,939)        (37,354)       (200,850)
     Increase (decrease) in income tax liability                        (388,297)        460,231              --
                                                                      ----------      ----------      ----------
CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                             (2,473,008)        419,377         634,330
                                                                      ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of land, buildings and equipment                       (3,133,678)       (126,126)       (421,224)
     Proceeds from sale of equipment                                          --          46,500              --
     (Increase) decrease in other assets                                   1,954         149,034         (27,564)
     (Increase) decrease in stockholders' receivables                    123,192          27,454             983
                                                                      ----------      ----------      ----------
          NET CASH FLOWS PROVIDED BY
               (USED IN) INVESTING ACTIVITIES                         (3,008,532)         96,862        (447,805)
                                                                      ----------      ----------      ----------


                                      F-8
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years ended December 31,
                                                                 ---------------------------------------------
                                                                      1997             1996             1995
                                                                 -----------      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from note borrowings                               $ 4,171,658      $   775,149      $ 1,203,569
     Repayments from note borrowings                              (1,246,426)        (840,190)     ( 1,648,526)
     Sale of common stock                                                 --        1,959,829               --
                                                                 -----------      -----------      -----------
          NET CASH FLOW PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                     2,925,232        1,894,788         (444,957)
                                                                 -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH                                   (2,556,308)       2,411,027         (258,432)
                                                                 -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD                                            2,661,058          250,031          508,463
                                                                 -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                                       $   104,750      $ 2,661,058      $   250,031
                                                                 ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense                             $   360,028      $   135,260      $   199,549
                                                                 ===========      ===========      ===========
                    Income taxes                                 $   134,502      $   143,918      $    33,240
                                                                 ===========      ===========      ===========

 SUPPLEMENTAL SCHEDULE OF
                     NONCASH ACTIVITIES
                     Transfer of assets to officer
                            prior to merger                                       $  (125,722)
                                                                                  ===========
                     Change in officer payable                                        125,722
                                                                                  ===========
                     Valuation of stock options issued           $   288,211
                                                                 ===========


                                      F-9
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997


NOTE 1:  BUSINESS

The consolidated financial statements of Texas Equipment Corporation ("the Company") ("TEC") ( a Nevada Corporation, formerly Marinex Multimedia Corporation and Hard Funding, Inc.) include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI"), Marinex Multimedia Corporation ("Marinex") (the Discontinued Company) and New Mexico Implement Company, Inc. ("NMIC") TEC was acquired by Marinex with TEC being the successor entity on September 17, 1996. The acquisition has been accounted for as a reverse acquisition as discussed hereinafter, unless the context otherwise indicates, the "Company" refers to TEC, TECI and NMIC .

The Company, is a retailer of agricultural equipment primarily supplied by Deere & Company ("Deere") and other equipment with its headquarters in Seminole, Texas. TECI's market area represents the Panhandle portion of Texas and Eastern New Mexico. In excess of ninety percent (90%) of equipment sales are made to customers participating in agriculture, therefore, the Company has a concentration of customers in a geographic area in a single industry and is tied to a sole supplier Deere for a significant portion of its new equipment purchases.

During 1997, the Company implemented a plan to discontinue the operations of Marinex, a New York corporation, engaged in the business of the creation of digital content including a CD-ROM magazine and entertainment sites on the worldwide web. Accordingly, all such financial data related to Marinex has been presented as discontinued operations.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

CASH AND EQUIVALENTS

         The Company classifies as cash equivalents highly liquid temporary Investments with an original maturity of three months or less when purchased.

INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined using the specific identification method for a new and used agricultural equipment and average cost for parts.





                                       F-10
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the related item are capitalized and depreciated. Depreciation is provided for over the estimated useful lives of the individual assets using accelerated and straight-line methods.

GOODWILL AMORTIZATION

         The Company's goodwill is being amortized on a straight-line basis over a period of fifteen (15) years. The Company assesses the recoverability of this intangible asset by determining whether amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows.

FINANCE RECEIVABLES

         The Company has entered into retail finance agreements with two credit corporations whereby the Company customers can finance selected purchases from the Company and the Company guarantees a portion of the financed balance. A portion of the financed balance is not remitted to the Company but is held by the finance companies to insure the payment of amounts financed. At such time as the amounts are paid to the credit corporation, the withheld amounts may be remitted to the Company. The finance receivables are recognized as income when the loans are funded by the credit corporations. The Company has traditionally experienced less than two percent loss on credit sales. Therefore, the Company has elected not to provide a reserve for loss associated with the finance receivables. The Company receives interest on the finance receivable held by the finance Company.

FLOOR PLAN PAYABLES

         Deere provides various inventory financing arrangements for its dealers. The terms of these arrangements generally include a one-to-twelve-month interest-free term followed by a term during which interest is charged. Payoff of the floor plan generally occurs at the earlier of sale of the equipment or in accordance with the terms of the financing arrangements. All amounts owed to Deere are guaranteed by the majority stockholders of the Company and are collateralized by inventory.





                                      F-11
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997



NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ACCOUNTING FOR INCOME TAXES

         The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of the differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.

CONCENTRATION OF CREDIT RISK CONTINGENCIES

         The Company places its cash and temporary cash investments with highly creditworthy financial institutions. At such times investments may be in excess of FDIC insurance limits. At December 31, 1996, the deposits exceeding FDIC insurance limits were $2,184,999.

         The Company grants credit, generally with collateral, to its customers which are located in the Company's market area which represents the panhandle of Texas and Eastern New Mexico. Management believes that its billing and collection policies are adequate to minimize potential credit risk.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

EARNING (LOSS) PER SHARE

         In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128), which became effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS No. 128 requires a presentation of "Basic" and (where applicable) "Diluted" earning per share. Generally, Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatements of prior period reported earnings per share to conform to the new standard. No material change in the earnings per share was required as part of the implementation of FAS No. 128.







                                       F-12
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


RECLASSIFICATION

         Certain reclassifications have been made in the consolidated balance sheet and statements of cash flows to the years ended December 31, 1996 and 1995 to be in conformity with the year ended December 31, 1997 consolidated balance sheet and statement of cash flows.

RECAPITALIZATION

         In September 1996 the Company acquired TECI, and issued 16,850,000 shares of common stock in exchange for all of the capital stock of TECI. Accordingly since through its Marinex subsidiary, the Company had no significant operations prior to September 1996 and the TECI shareholders received 68% of the outstanding shares, the transaction has been accounted for as a reverse acquisition by TECI. The capital structure of TEC has been recapitalized to account for the equity structure subsequent to the acquisition as if TECI had been the issuer of the common stock for all periods presented. Accordingly the preferred stock originally issued and outstanding by TEC prior to the acquisition has not been presented since such preferred stock is now accounted for as part of the 16,850,000 shares of Common Stock outstanding.

DEALERSHIP AGREEMENTS

         The Company has entered into agreements with Deere which authorize the Company to act as an authorized dealer of Deere industrial and agricultural equipment. The dealer agreements continue until terminated by Deere or the Company in accordance with certain specified provisions.

         The Company is required to meet certain performance criteria and equity ratios, to maintain suitable facilities, to actively promote the sale of Deere equipment, to fulfill warranty obligations, and to maintain stores only in the authorized locations. The Company's principal stockholder is also required to maintain certain voting control and ownership interests. The agreement also contain certain provisions that must be complied with in order to retain the Company's dealership agreements in the event of certain changes in control, as defined, or the death of the controlling stockholder.

         Deere is obligated to make available the Company floor plan and other financing programs that it offers to other dealers, provide promotional and marketing materials, and authorize the Company to use Deere trademarks and the trade name.

         Sales of Deere related new equipment and parts aggregate to 44%, 46% and 55% of the total sales for the years ended December 31, 1997, 1996 and 1995, respectively.


                                      F-13
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

 ACCOUNTING OF LONG-LIVED ASSETS

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1997, the Company believes that there has been no impairment of its long-lived assets.

STOCK BASED COMPENSATION

         The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123, as of December 31, 1995.


NOTE 3:  DISCONTINUED OPERATIONS

In the second quarter of 1997 the Company implemented a plan to discontinue the operations of Marinex, which included the complete liquidation of Marinex's assets. As of December 31, 1997 Marinex was liquidated and accordingly there were no assets or liabilities recorded. A reclassification of $217,400 of expenses recorded in selling, general and administrative expenses for the year ended December 31, 1996 was made to discontinued operations, such amount has been presented net of income tax benefits of $70,636. The discontinued operations of Marinex for the year ending December 31, 1997 consist primarily of selling, general and administrative expenses net of the related tax benefit.


NOTE 4:  ACQUISITIONS

In January 1997, the Company acquired the assets of three John Deere franchise stores in two separate purchase agreements. In July 1997, the Company acquired a fourth John Deere franchise store. The terms of each purchase agreement are summarized as follows :

         a) The building, land, equipment and inventory of one store were purchased for $923,000. The $923,000 was paid with $754,000 of cash and the assumption of $169,000 indebtedness to John Deere.

         b) The building, land, equipment and inventory of two stores were purchased for approximately $2,400,000. The $2,400,000 was paid with $258,000 note to the seller, $945,000 in cash and the assumption of $1,197,000 indebtedness due to John Deere.







                                       F-14
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31,1997

NOTE 4:  ACQUISITIONS (CONT'D)

         c) The building, land, equipment and inventory of the store acquired in July 1997 was purchased for $387,000. The $387,000 was paid with $337,000 in cash and a $50,000 note payable to the seller.

The acquisition of the above stores have been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximate book value.

The following schedules combine the unaudited pro-forma results of operations of the Company for the years ended December 31, 1996 and December 31, 1995 as if the acquisition had occurred on January 1, 1995 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of future results of operations or the results that would have been obtained had the acquisition actually occurred on January 1, 1995. The results of two of the smaller stores acquired for the years ended December 31, 1996 and 1995 were not available and accordingly have not been included in the pro-forma results of operations.


                                                            1996                  1995
                                                            ----                  ----
          Net sales                                    $ 45,074,346         $ 40,093,270
          Net income                                      1,109,427              402,295
          Net income per share                         $        .06         $        .02
                                                       ============         ============

          Shares used in computation                     19,499,936           16,850,000
                                                       ============         ============


NOTE 5:  INVENTORIES

At December 31, 1997 and 1996, inventories consisted of:


                                                    1997                 1996
                                                    ----                 ----
          New equipment                        $ 12,019,361            $  2,243,220
          Used equipment                          4,629,958               1,390,872
          Parts                                   4,390,563               1,746,096
                                               ------------            ------------
                                               $ 21,039,882            $  5,380,188
                                               ============            ============

Substantially all the inventories are pledged as security for the floor plan payables to Deere.



                                  F-15
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31,1997


NOTE 6:  PROPERTY AND EQUIPMENT

At December 31, 1997 and 1996, land, building and equipment consisted of:


                                                   1997                 1996
                                                   ----                 ----
        Land and buildings                   $   2,936,826         $  1,143,227
        Vehicles                                   781,128              348,272
        Furniture and fixtures                     932,025              397,009
        Equipment and tools                        544,382              222,861
                                             -------------         ------------
                                                 5,194,361            2,111,369
        Less accumulated depreciation           (1,166,630)            (866,927)
                                             -------------         -------------
                                             $   4,027,731         $  1,244,442
                                             =============         ============


Depreciation of buildings and equipment is provided principally on the straight-line method using estimated useful lives from five to forty years.


NOTE 7:  FINANCE RECEIVABLES

At December 31, 1997 and 1996, the Company's finance receivables were as follows:


                                                      1997                 1996
                                                      ----                 ----
          Deere credit                            $  697,228             $  491,022
          Agricredit acceptance                      139,739                240,006
                                                  ----------             ----------
                                                  $  836,967             $  731,028
                                                  ==========             ==========

The applicable outstanding financed balances for each program were as follows:


                                                   1997                 1996
                                                   ----                 ----
        Deere credit                         $  36,446,398         $  28,039,216
        Agricredit acceptance                    6,361,318             4,410,478
                                             -------------         -------------
                                             $  42,807,716         $  32,449,694
                                             =============         =============



                                  F-16
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31,1997


NOTE 7:  FINANCE RECEIVABLES (CONT'D)

In accordance with credit agreements, these finance companies withhold one percent (1%) of each financed contract accepted from the Company. When the finance company experiences a loss of contract, the loss is charged against the Company's finance receivable. The Company's credit risk is limited to the finance receivables: however, on an annual basis, the finance receivable is compared to the total outstanding credit balances and if the finance receivable is greater than the required amount (3% to 4% of outstanding credit balance), the overage is remitted to the Company. The Company receives interest from the finance Company on the total finance receivable.


NOTE 8:  INCOME TAXES

Significant component of income taxes are as follows for the years ended December 31, 1997, 1996 and 1995 :

The components of the provision for income taxes are as follows :


                                                  1997              1996           1995
                                                  ----              ----           ----
Current                                   $     267,085      $     616,697    $    162,094
Deferred                                         27,417           (262,300)          1,200
                                          -------------      -------------    ------------
Total income tax expenses                 $     294,502      $     354,397    $    163,294
                                          =============      =============    ============


Income tax expense (benefit) allocated to continuing and discontinued operations is as follows :


                                                   1997              1996           1995
                                                   ----              ----           ----
Continuing operations                       $     572,502      $    425,033    $   163,294
Discontinued operations                          (278,000)          (70,636)            --
                                            -------------      ------------    -----------
Total income tax expenses                   $     294,502     $      354,397   $   163,294
                                            =============      =============   ===========


                                      F-17
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31,1997

NOTE 8:  INCOME TAXES (CONT'D)

A reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follow :


                                                                       1997              1996              1995
                                                                       ----              ----              ----
Tax at federal statutory rate                                          34%                34%               34%
State and local tax rate, net of federal benefit                        3%                3%                 3%
Effect of permanent difference - guaranty fee                           7%                -                  -
Temporary timing differences                                           (3%)            (4.5%)                -
                                                                       --              ----                 --
                                                                       41%             32.5%                39%
                                                                       ==              ====                 ==


NOTE 9:  LONG-TERM DEBT

Long term debt consists of the following:


                                                                                1997                 1996
                                                                                ----                 ----
      Bank loan due  October 1, 2002,  bearing  interest
      at  9.5%,  payable  in  monthly   installments  of
      $24,500 collaterized by land and buildings                           $   2,071,209         $        --

      Equipment financed by Deere or Agricredit due in various amounts through October 2002, interest at various rates from 4.9% to
      12%, collateralized by the
      equipment held for sale                                                  1,229,169              463,055

      Building, equipment, land and other Financing due in various amounts through October 2002, interest at various rates from
      8.5% to 12%, collateralized by the respective items financed such as land,
      vehicles or insurance policy loan                                        1,326,638               938,729
                                                                           -------------         -------------
                                                                               4,627,016             1,401,784
      Less current portion                                                     2,807,181               396,022
                                                                           -------------         -------------
                                                                           $   1,819,835         $   1,005,762
                                                                           =============         =============




                                      F-18
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997



NOTE 9:  LONG-TERM DEBT (CONT'D)

Aggregate maturities of long-term debt are as follows:



       December 31, 1998                      $2,807,181
                    1999                         455,567
                    2000                         466,002
                    2001                         354,528
                    2002                         543,738


The Company has unused credit lines available as of December 31, 1997 of $1,300,000.

Deere, the Company's principal supplier of wholegoods and parts, has subordinated the debt due to themselves with regard to the collateral of non-Deere wholegoods and parts for the above bank loan and credit line.

The three majority shareholders of the Company and the President have guaranteed the indebtedness due to the bank and Deere (floor plan payable). During 1997, these individuals have received stock options as a fee for such guaranty. The fee recorded for the year ended December 31, 1997 was $288,216. No guaranty fees were recorded in the prior years (See Note 10).


NOTE 10: STOCKHOLDERS' EQUITY

The capital structure presented represents the retroactive effect of recapitalizing the Company as the successor entity of the transaction accounted for as though it were a reverse acquisition with Marinex on September 17, 1996 with 16,850,000 shares of Common Stock outstanding.

Prior to the acquisition, TECI had a two equity structure comprised of common stock and no par value, non-voting preferred stock , which was issued pursuant to a "Stock Bonus Plan". Contributions to the Stock Bonus Plan aggregated $200,089 and $171,306 in 1994 and 1995, respectively. Such contributions have been expensed in the year incurred since the plan is a defined contribution plan. Pursuant to a separate letter agreement by the selling shareholders of TECI as part of the acquisition by Marinex of TECI, the funding of the Stock Bonus Plan was performed by allocations from the selling shareholders of TECI 16,850,000 shares of Common Stock.

In February 1996, prior to the transaction with TECI, the Company sold 3,032,246 shares of Common Stock pursuant to two separate Regulation S offerings and raised $2,967,500, net of expenses and an additional 300,000 shares were issued to financial consultants relating to the raising of such equity.

Pursuant to the acquisition of TECI by the Company another 4,615,562 shares were deemed to have been issued to the shareholders of Marinex.



                                       F-19
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997


NOTE 10: STOCKHOLDERS' EQUITY (CONT'D)

In July 1997, two shareholders returned a total of 250,000 shares of common stock pursuant to a settlement agreement discussed hereafter in Note 13.

In December 1997, the Company granted 300,000 stock options to an officer of the Company exercisable at $.50 per share for a period of five years. The options vest over four years. These stock options were issued pursuant to an employment agreement.

In December 1997, the Company granted 874,162 fully vested stock options to the guarantors of the floor plan payable and bank loans, who are majority shareholders of the Company, exercisable at $.375 per share for a period of five years. An expense of $288,211 has been recorded as a guaranty fee for such options during the year ended December 31, 1997.


NOTE 11: EMPLOYEE BENEFIT PLANS

In March 1994, TECI adopted a flexible health benefit plan (a cafeteria plan) which covers substantially all full time employees on the 90th day following commencement of employment. The health benefit plan is a minimum funded plan with specific and aggregate stop loss insurance provided to limit the overall exposure to TECI. The specific stop loss is $20,000 per employee. The expense associated with the health benefit plan aggregated $236,995, $120,341 and $86,663 for 1997, 1996 and 1995, respectively.

On September 20, 1994, TEC adopted the "TEXAS EQUIPMENT COMPANY, INC. 401 (k) PLAN" (The "401(k) Plan") which covers all employees that have attained the age of twenty one (21) years and have one year of service. Contributions by TECI are discretionary, and TECI has made no contributions to the 401(k) Plan from inception to December 31, 1997.


NOTE 12: ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

In fiscal 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1997 and 1996; annual dividends of $0; expected volatility of 50%, risk-free interest rate of 7% and expected life of five years. The weighted average fair value of stock options granted during the years ended December 31, 1997 and 1996 was $.01 and $.01, respectively. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's proforma net income (loss) and net income (loss) per share would have been $(56,772) and $(.00) per share for the fiscal year ended December 31, 1997 and $594,038 and $.03 per share for the fiscal year ended December 31, 1996. The pro-forma compensation expense per the Black Scholes formula for the year ended December 31, 1998, 1999, 2000 and 2001 will be $28,463 for each year.


NOTE 13: LITIGATION

In July 1997, the Company settled litigation, which was initiated in March 1997, with the two controlling shareholders of Marinex prior to the acquisition of TECI. The settlement required the two shareholders to return a total of 250,000 shares of common stock to the Company, cancel their employment agreements with the Company and retain ownership of a total 200,000 shares of common stock in the Company until they have fully liquidated the operations and resolved all outstanding liabilities of the Marinex operations and present the Company with a certificate stating the operations have been liquidated. The Company then has a specified period of time to contest the resolution of all outstanding Marinex matters in order to prevent the two shareholders from




                                       F-20
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997



NOTE 13: LITIGATION (CONT'D)


selling the remaining 200,000 shares of common stock. The 250,000 shares of common stock returned to the Company have been cancelled and returned to the treasury.

In February 1998, the Company settled litigation with a business consultant pursuant to the acquisition agreement between Marinex and TECI, pursuant to which the consultant, who was originally to be issued 250,000 options for common stock in the Company for total consideration of $1, the consultant will now receive 125,000 shares of common stock. Since the options were originally valued as part of the acquisition of TECI by Marinex, no additional amounts will be recorded in 1998 upon the actual issuance of such shares. The 125,000 shares were outstanding for diluted earnings per share since September 13, 1996.

The Company had incurred $323,462 of litigation expenses with regard to the aforementioned during 1997.


NOTE 14: COMMITMENTS AND CONTINGENCIES

In December 1997, the Company signed an employment agreement with its Chief Financial Officer providing for a base salary, 300,000 stock options exercisable at $.50 per share which vest over five years, an incentive bonus plan calculated from net taxable income and .5% of any new funding raised.


NOTE 15: FOURTH QUARTER (UNAUDITED)

The fourth quarter includes the recording of $288,211 for a guarantee fee from the valuation of 874,162 stock options exercisable at $ .375 per share for five years issued to the guarantors of the floor plan payable indebtedness and bank debt in the amount of approximately $17 million as of December 31, 1997.

NOTE 16: INCOME FROM CONTINUING OPERATIONS PER SHARE

The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                             Year ended December 31, 1997
                                       ----------------------------------------
                                         Income         Shares        Per Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------    ---------
Income from continuing operations
  available to common stockholders'     $815,370       24,695,641       $0.03
                                        --------                        -----
Effect of dilutive securities:
  Incremental shares of assumed
    conversions of options                                128,125
                                                       ----------
Diluted income from continuing
  operations available to common
  shareholders' and assumed
  conversions                           $815,370       24,823,766       $0.03
                                        -------------------------------------

                                             Year ended December 31, 1996
                                       ----------------------------------------
                                         Income         Shares        Per Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------    ---------
Income from continuing operations
  available to common stockholders'     $883,115       19,499,936       $0.05
                                        --------                        -----
Effect of dilutive securities:
  Incremental shares of assumed
    conversions of options                                 31,250
                                                       ----------
Diluted income from continuing
  operations available to common
  shareholders' and assumed
  conversions                           $833,155       19,531,186       $0.05
                                        -------------------------------------



                                      F-21
                See notes to consolidated financial statements.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997



NOTE 16: INCOME FROM CONTINUING OPERATIONS PER SHARE (CONT'D)


                                             Year ended December 31, 1995
                                       ----------------------------------------
                                         Income         Shares        Per Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------    ---------
Income from continuing operations
  available to common stockholders'     $253,339       16,850,000       $0.02
                                        -------------------------------------
Diluted income from continuing
  operations available to common
  shareholders' and assumed
  conversions                           $253,399       16,850,000       $0.02
                                        -------------------------------------



                                      F-22
                See notes to consolidated financial statements.

                                EXHIBITS

    Exhibit     Description
    -------     -----------
     21.1       Subsidiaries of the Company

     23         Consent of Independent Public Accountants

     27         Financial Data Schedule
