Form 10-K/A
period 1997-12-31
TEXAS EQUIPMENT CORP
filed 1998-04-29
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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
Yes  X     No
   ----      ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


       The directors and executive officers of the Company are as follows:




             Name                          Age                  Position
             ----                          ---                  --------
         Paul J. Condit                     64      President, Director, Chief Executive Officer

         John T. Condit                     33      Secretary, Treasurer, Director

         E.A. Milo Mattorano                52      Vice President, Chief Financial Officer



     Paul J. Condit is President, Chief Executive Officer and a Director. He has a B.S. degree from Oklahoma State University and has been in the farm equipment business for over 23 years. Mr. Condit owned and operated a predecessor company and has managed the Company and served the Company in his current capacities since its inception in 1987.



     John Condit, the son of Paul J. Condit I, serves as a Director and Secretary of the Company and served the Company in his current capacities since its inception in 1987. He obtained a BBA degree from Texas Tech University in 1986. Since May 1988 he has been President of Domicile Property Management, Inc., a real estate acquisition and management firm, in San Antonio, Texas.



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




COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than 10% of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year.

     To the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's officers, directors, and 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.


Summary Compensation Table

     The following table sets forth certain information regarding compensation paid by the Company during the last three fiscal years to the executive officers of the Company and its subsidiaries who served during the fiscal year ended December 31, 1997 (the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION                   LONG-TERM
                                                 -----------------------------------------  COMPENSATION
                                                                                            -------------
NAME AND PRINCIPAL                                                         OTHER ANNUAL       NUMBER OF SECURITIES
POSITION                           YEAR       SALARY          BONUS        COMPENSATION      UNDERLYING OPTIONS (#)
-------------------------------- --------- -------------- -------------- ------------------ --------------------------

Paul J. Condit                     1997       $  120,101  $      --         $           --                    218,540
President and Chief Executive      1996           43,535        180,260                 --                         --
Officer                            1995           29,740                          3,014(1)
                                                                                                                   --
John T. Condit                     1997               --             --                 --                    218,540
Secretary, Treasurer               1996               --             --                 --                         --
and Director                       1995               --             --                 --                         --

E.A. Milo Mattorano                1997        5,384 (2)             --                 --                    300,000
Vice President and Chief           1996               --             --                 --                         --
Financial Officer                  1995               --             --                 --                         --

Jonathan Braun (3)                 1997          243,750             --                 --                         --
President; Marinex Subsidiary      1996          255,833             --                 --                         --
and Director                       1995           26,667             --                 --                         --





         (1) Represents compensation from the TECI Employee Stock Ownership Plan at $1.00 per share.

         (2)      Mr. Mattorano began employment on December 15, 1997.

         (3) Mr. Braun resigned from the board and President of Marinex subsidiary in August 1997 in connection with litigation between Mr. Braun and the Company. See "ITEM 3. LEGAL PROCEEDINGS."




Employment Contracts with Executive Officers

         The Company and E.A. Milo Mattorano are parties to an employment agreement, which provides for an indefinite period of employment at a minimum annual base salary of $140,000, subject to increase by the Board of Directors. The agreement also provides for the payment to Mr. Mattorano of up to one times his annual salary in the event he is terminated after a change in control (as defined in the employment agreement) and, if he is terminated without cause the agreement provides for the payment of 25% of his annual salary. The employment agreement also provides for cash bonuses of
(i) $5,000 for each additional Deere dealership that is purchased by the Company; (ii) up to $15,000 based on the increase in net income in fiscal year 1998 compared to fiscal year 1997; and (iii) one half of one percent of new capital received by the Company. 300,000 Common Stock options were also granted at an exercise price of $0.50. The agreement also contains confidentiality and non-competition provisions.



         The Company has no other written employment contracts with its officers.

Option Grants

         The following table sets forth information relating to stock option grants made by the Company to each of the Named Executive Officers of the Company during the fiscal year ended December 31, 1997. The Company has no plans that provide for the granting of stock appreciation rights.



                              OPTION GRANTS IN 1997


                                NUMBER OF        % OF TOTAL                                    POTENTIAL REALIZABLE
                               SECURITIES         OPTIONS                                      VALUE AT ASSUMED
                               UNDERLYING        GRANTED TO       EXERCISE                     ANNUAL  RATES OF STOCK
                                 OPTIONS         EMPLOYEES          PRICE        EXPIRATION    PRICE APPRECIATION FOR
     NAME                        GRANTED          IN 1997         PER SHARE         DATE       OPTION TERM
     ----                      ----------        ----------       ---------      ----------    ------------------------
                                                                                                   5%           10%
                                                                                                   --           ---

Paul J. Condit                  218,540(1)         18.6%           $0.375            12/31/02     $ 34,865     $ 43,995

John T. Condit                  218,540(1)         18.6%           $0.375            12/31/02       34,865       43,995

E.A. Milo Mattorano             300,000(2)         25.5%            $0.50            12/15/02       95,721      120,788

Jonathan Braun                     --                --              --              --            --           --




         (1) Five-year options granted in connection with the personal guarantee by Mr. Paul J. Condit and Mr. John T. Condit of the Company's floor plan with Deere and bank debt.

         (2) Five-year options issued in connection with Mr. Mattorano's employment agreement with the Company.

Aggregate Option Exercises and Fiscal Year-End Option Value

     The following table sets forth information relating to the exercise of common stock options by each of the Named Executive Officers of the Company, during the fiscal year ended December 31, 1997 and the value of such individuals' unexercised common stock options as of December 31, 1997.




                     AGGREGATE OPTION EXERCISES IN 1997 AND
                         DECEMBER 31, 1997 OPTION VALUES



                                                                NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                     OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                                                  DECEMBER 31, 1997               DECEMBER 31, 1997(1)
                                                                  -----------------               --------------------
                             NUMBER OF SHARES                             #                                 $
                                 ACQUIRED       VALUE                EXERCISABLE/                      EXERCISABLE/
NAME                           ON EXERCISE     REALIZED             UNEXERCISABLE                     UNEXERCISABLE
----                         ---------------   --------             -------------                     -------------
                                    #
Paul J. Condit                    --              --            218,540          --             $  81,952  $       --

John T. Condit                    --              --            218,540          --                81,952          --

E.A. Milo Mattorano               --              --             --           300,000                --        75,000

Jonathan Braun                    --              --             --              --                  --            --



       (1) Based upon the closing bid price of $0.75 at December 31, 1997

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.


     The following table sets forth the number of shares of Common Stock beneficially owned as of April 9, 1998 for (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (the only outstanding securities of the Company), (b) each current director of the Company, (c) each of the Named Executive Officers of the Company and (d) all directors and executive officers as a group. Except as otherwise indicated, the persons or entities set forth in the table below have sole investment and voting power with respect to all shares shown as beneficially owned, subject to community property laws, where applicable. The business address of each director and each current executive officer is c/o Texas Equipment Corporation, 1305 Hobbs Highway, P.O. Box 790, Seminole, Texas, 79360.



                                                                     AMOUNT AND
                                                                     NATURE OF
                                       NAME AND ADDRESS              BENEFICIAL
           TITLE OF CLASS              OF BENEFICIAL OWNER           OWNERSHIP          PERCENT OF CLASS
           --------------              -------------------           ---------          ----------------
           Common Stock                Paul J. Condit I                218,540 (1)               --*

           Common Stock                John T. Condit                5,835,207 (1)             22.8%

           Common Stock                Paul J. Condit II.            5,835,207 (1)             22.8%

           Common Stock                Jeffery E. Condit             5,835,206 (1)             22.8%

           Common Stock                Jonathan Braun                  292,706                  1.2%

           Common Stock                All directors and
                                       executive officers as
                                       a group (2 persons)           6,053,747                 23.7%


*    Denotes percentage ownership of less than 1%.

(1)  Includes, in each case, the right to acquire 218,540 shares of Common Stock pursuant to options.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         In 1997 the Company recorded a non-cash charge of $288,211 in connection with the personal guarantee by the Condit family of approximately $15 million of accounts payable to Deere & Company, and of a $3.3 million credit facility at the Company's bank. These required guarantee arrangements were paid in the form of five-year options to acquire up to 874,162 shares of Common Stock with an option price of $0.375, and were paid pursuant to a continuing agreement which contemplates a guarantee fee, payable in stock options of up to 6% of the average annual outstanding guarantee balance. The Company believes that this transaction was made on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 29, 1998


                                             TEXAS EQUIPMENT CORPORATION

                                             By: /s/ Paul J. Condit
                                                -----------------------------
                                                Paul J. Condit
                                                President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



     Signature                                     Title                             Date
     ---------                                     -----                             -----
                                 Chairman  of  the  Board,  President, Chief     April 29, 1998
/s/  Paul J. Condit              Executive  Officer  and  Director  (principal
------------------------         executive officer)
Paul J. Condit

/s/  John T. Condit               Director and Secretary                         April 29, 1998
------------------------
John T. Condit

/s/  E.A. Milo Mattorano          Vice President,  Chief Financial Officer,      April 29, 1998
------------------------          and Chief Accounting Officer (principal
E.A. Milo Mattorano               financial and accounting officer)