Form 10-Q
period 1998-03-31
TEXAS EQUIPMENT CORP
filed 1998-05-14
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998 or

| | Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  [X]   No[ ]

       The number of shares outstanding of the registrant's Common Stock, as of May 11, 1998, was 24,674,808.

                                      INDEX




                                                                                                                 Page
PART I - FINANCIAL INFORMATION

     Item 1. Condensed Financial Statements:
        Consolidated Balance Sheets at March 31, 1998 and December 31, 1997....................................     4
        Consolidated Statements of Operation for the Three Months Ended March 31, 1998 and 1997................     6
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997...............     7
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations............    11

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .................................................................    14
     Signatures................................................................................................    15

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The future results of the Company, including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Part 1. Item 2. - Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Certain Important Factors" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology is intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks or uncertainties.

                         PART I - FINANCIAL INFORMATION



ITEM 1.           CONDENSED FINANCIAL STATEMENTS.

                   TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS


                                                                     MARCH 31,          DECEMBER 31,
                                                                       1998                 1997
                                                                  --------------       --------------
CURRENT ASSETS
          Cash and cash equivalents                               $       81,463       $      104,750

          Accounts receivable (less allowance for
              doubtful accounts of $76,000 in 1998 and 1997)           1,941,880            1,965,714
          Other receivables                                              125,785              185,821
          Inventories                                                 23,326,937           21,039,882

                                                                  --------------       --------------

               TOTAL CURRENT ASSETS                                   25,476,065           23,296,167

PROPERTY AND EQUIPMENT, NET                                            4,027,030            4,027,731

FINANCE RECEIVABLES                                                      919,400              836,967

RECEIVABLES FROM OFFICER                                                  91,851               92,618
GOODWILL, net of accumulated
           amortization of $69,921 in 1998 and
                $66,743 in 1997                                          120,777              123,955
OTHER ASSETS                                                             150,150              151,147
                                                                  --------------       --------------
                                                                  $   30,785,273       $   28,528,585
                                                                  ==============       ==============


                                       4
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      MARCH 31,       DECEMBER 31,
                                                        1998              1997
                                                    -----------       -----------
CURRENT LIABILITIES

          Floor plan payables                       $14,749,793       $15,235,375
          Accounts payable                            1,154,079           810,254
          Accrued liabilities                                --           317,377
          Customer deposits                             192,907           137,019
          Income tax liability                          478,951           422,503
          Current maturities of
               long-term debt                         4,254,637         2,807,181
                                                    -----------       -----------

TOTAL CURRENT LIABILITIES                            20,830,367        19,729,709

LONG-TERM DEBT, net of
          current maturities                          2,447,698         1,819,835

DEFERRED TAX LIABILITY                                  233,074           233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.001 par value
          authorized 50,000,000; issued
          and outstanding: 24,674,808 in 1998
          and 24,549,808 in 1997                         24,673            24,548
Paid in capital                                       2,861,697         2,823,320
Retained earnings                                     4,387,764         3,898,099
                                                    -----------       -----------

                 TOTAL STOCKHOLDERS' EQUITY           7,274,134         6,745,967
                                                    -----------       -----------

                                                    $30,785,273       $28,528,585
                                                    ===========       ===========




                                       5
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                       1998                  1997
                                                                   --------------        --------------
REVENUES                                                           $   15,879,826        $    9,885,086

COST OF SALES                                                          13,471,487             8,496,751
                                                                   --------------        --------------

GROSS PROFIT                                                            2,408,339             1,388,335
SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES                                           1,653,239             1,025,424
                                                                   --------------        --------------

INCOME FROM OPERATIONS                                                    755,100               362,911

OTHER INCOME (EXPENSE)
     Interest                                                             (23,208)                  122
     Non-cash guarantee fee                                               (38,501)                   --
     Other income                                                          23,639                12,550
                                                                   --------------        --------------

INCOME FROM CONTINUING
     OPERATIONS BEFORE TAXES                                              717,030               375,583

INCOME TAX EXPENSE                                                        256,448               127,740
                                                                   --------------        --------------

INCOME FROM CONTINUING OPERATIONS                                         460,582               247,843

DISCONTINUED OPERATIONS
     Loss on discontinued operations (less applicable income
     tax benefit of $ 70,636)                                                  --              (150,662)
                                                                   --------------        --------------

NET INCOME                                                         $      460,582        $       97,181
                                                                   ==============        ==============
NET INCOME (LOSS) PER SHARE
     Basic
      - Continuing operations                                      $       0.0187        $        0.010
      - Discontinued operations                                                --                (0.006)
                                                                   --------------        --------------
                       Total                                       $       0.0187        $        0.004
                                                                   ==============        ==============
     Diluted
      - Continuing operations                                      $       0.0185        $        0.010
      - Discontinued operations                                                --                (0.006)
                                                                   --------------        --------------
                Total                                              $       0.0185        $        0.004
                                                                   ==============        ==============
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                                             24,585,919            24,704,886
                                                                   ==============        ==============
     Diluted                                                           24,804,459            24,704,886
                                                                   ==============        ==============






                                       6
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------
                                                                 1998                1997
                                                              -----------        -----------
CASH FLOWS FROM CONTINUING OPERATIONS
     Net income                                               $   460,582        $   247,843
     Adjustment to reconcile net income to net cash
          Amortization & depreciation                              96,155             39,255
          Gain on disposal of assets                                                   3,502
          ESOP earned compensation                                 29,085                 --
          Valuation of stock options issued - guaranty             38,501                 --
          fee

CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable                    23,834           (146,721)
     (Increase) decrease in receivables from affiliates            60,036             76,259
     (Increase) decrease in inventories                        (2,287,056)        (6,192,985)
     Increase (decrease) in floor plan payable                   (485,582)         5,038,206
     Increase (decrease) in accounts payable                      343,825            334,456
     Increase (decrease) in accrued liabilities                  (317,377)           139,580
     (Increase) decrease in finance receivable                    (82,433)           (60,172)
     Increase (decrease) in income tax liability                   56,448             32,040
     Increase (decrease) in other liabilities                      55,888            205,815
                                                              -----------        -----------

CASH PROVIDED BY (USED IN)
     CONTINUING OPERATIONS                                     (2,008,094)          (282,922)
                                                              -----------        -----------

CASH PROVIDED BY (USED IN) DISCONTINUED
    OPERATIONS                                                         --           (866,876)
                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of land, buildings and equipment                   (92,277)        (1,722,495)
     Proceeds from sale of equipment                                   --             28,000
     (Increase) decrease in other assets                              997              8,861
     (Increase) decrease in stockholders' receivables                 767             23,716
                                                              -----------        -----------
          NET CASH FLOWS PROVIDED BY
               (USED IN) INVESTING ACTIVITIES                     (90,513)        (1,661,918)
                                                              -----------        -----------




                                       7
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------
                                                                    1998                1997
                                                                ------------        ------------
CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from note borrowings                              $  3,354,785        $  1,242,101
     Repayments of note borrowings                                (1,279,465)           (424,809)
                                                                ------------        ------------
          NET CASH FLOW PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                     2,075,320             817,292
                                                                ------------        ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                 (23,287)         (1,994,424)

CASH AND CASH EQUIVALENTS AT THE BEGINNING  OF THE PERIOD            104,750           2,661,058
                                                                ------------        ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD              $     81,463        $    666,634
                                                                ============        ============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense                            $     77,603        $     53,571
                                                                ============        ============

                    Income taxes                                $    200,000        $     50,000
                                                                ============        ============




                                       8
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.    BASIS OF PREPARATION:

         The condensed consolidated financial statements of Texas Equipment Corporation (the "Company") ("TEC") include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc. ("NMIC"). Unless the context otherwise indicates, the "Company" refers to TEC, TECI and NMIC.

         The condensed balance sheets as of March 31, 1998 and December 31, 1997 and the condensed statements of operation and condensed statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet and statements of cash flows to 1997 to be in conformity with 1998.

2.    DISCONTINUED OPERATIONS.

         In the second quarter of 1997, the Company implemented a plan to discontinue the operations of Marinex, a New York corporation, engaged in the business of the creation of digital content including a CD-ROM magazine and entertainment sites on the Worldwide Web. Accordingly, all such financial data related to Marinex has been presented as discontinued operations. At March 31, 1997 the net assets of the discontinued company were $762,453, which were expensed in the second and third quarters of 1997.

3.  INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

Inventories consisted of the following at:

                                                   March 31,         December 31,
                                                     1998               1997
                                                  -----------        -----------
        New equipment                             $12,503,940        $12,019,361
        Used equipment                              5,989,733          4,629,958
        Parts and other                             4,833,264          4,390,563
                                                  -----------        -----------

                  Total                           $23,326,937        $21,039,882
                                                  ===========        ===========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


4.   INCOME FROM CONTINUING OPERATIONS PER SHARE

The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                                                           Three Months ended March 31, 1998
                                                                 --------------------------------------------------
                                                                      Income         Shares           Per Share
                                                                   (Numerator)    (Denominator)         Amount
                                                                   -----------    -------------         ------
         Income from continuing operations available to common
         stockholders'                                           $     460,582     24,585,919        $       0.0187
                                                                 =============                       ==============

         Effect of dilutive securities:
            Incremental shares of assumed conversions of
            options                                                                   218,540

         Diluted income from continuing operations
            available to common shareholders' and
            assumed conversions                                  $     460,582     24,804,459        $       0.0185
                                                                 =============    ===========        ==============

                                                                           Three Months ended March 31, 1997
                                                                 --------------------------------------------------
                                                                    Income          Shares             Per Share
                                                                  (Numerator)    (Denominator)           Amount
                                                                  -----------    -------------           ------
         Income from continuing operations available to common
         stockholders'                                           $     247,843     24,704,886        $         0.01
                                                                 =============    ===========        ==============
         Diluted income from continuing operations
            available to common shareholders' and
            assumed conversions                                  $     247,843     24,704,886        $         0.01
                                                                 =============    ===========        ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Three Months ended March 31, 1998 compared to Three Months ended March 31, 1997

REVENUES

     Revenues increased approximately $5,994,740, or 61%, from $9,885,086 for first quarter of 1997 to $15,879,826 for first quarter of 1998. Of this increase in revenues, "Base-line Stores" (stores acquired before 1997) accounted for approximately $3,678,000 of the increase. This increase was due primarily to an increase in wholegoods sales at the Company's Seminole, Texas store. The Company's three John Deere dealerships in the Northern Panhandle of Texas acquired in January 1997 accounted for $284,000 of the increase and the July 1997 acquisition of a dealership in Artesia, New Mexico accounted for approximately $2,033,000.

     Sales of wholegoods increased approximately $4,669,600, or 57%, from $8,226,381 for first quarter of 1997 to $12,896,003 for the first quarter of 1998. Approximately $3,400,000 of this increase was due primarily to strong tractor sales at the Company's Seminole, Texas store. The Artesia, New Mexico store, which was acquired in July 1997, accounted for the remainder of the increase, approximately $1,555,200. Wholegoods sales in the Company's Northern Panhandle stores were down slightly.

     Parts and service revenue increased approximately $1,325,100, or 80%, from $1,658,705 for the first quarter of 1997 to $2,983,814 for the first quarter of 1998. The Artesia, New Mexico store, which was acquired in July 1997, accounted for approximately $480,000 of this increase. The Northern Panhandle stores, which were acquired in January 1997, accounted for $556,000 of this increase. Base-line Stores accounted for approximately $289,400 of this increase. These increases reflect the Company's success in implementing its marketing strategy, which focuses on increasing market share and giving close attention to the needs of its customers.

GROSS PROFIT

     Gross profit increased approximately $1,020,000, or 73%, from $1,388,335 for the first quarter of 1997 to $2,408,339 for the first quarter of 1998. Gross profit as a percentage of total revenues increased from 14% for the first quarter of 1997 to 15.2% for the first quarter of 1998. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (83.2% of total revenues in the first quarter of 1997 compared to 81.2% of total revenues in the first quarter of 1998) and parts and service revenues (16.8% of total revenues in the first quarter of 1997 compared to 18.8% of total revenues in the first quarter of 1998) was the primary contributor to this increase in margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expense as a percentage of total revenues remained flat at 10.4% for the first quarter of 1998 compared to the first quarter of 1997. Total selling, general, and administrative expense increased approximately $627,800, from $1,025,424 for the first quarter of 1997 to $1,653,239 for the first quarter of

1998. Approximately $180,000 of the increase was due to the Artesia, New Mexico store, which was acquired in July 1997 and approximately $100,000 of the increase was due to the stores acquired in January 1997. In addition, approximately $320,000 was due to the increase in sales commissions and other operating costs associated with the increase in revenue.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $24,000, from $53,571 for the first quarter of 1997 to $77,603, for the first quarter of 1998. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels and the acquisition debt associated with the stores acquired in the Texas Panhandle and Eastern New Mexico in 1997.

         Interest income remained flat for the quarter, $54,395 for the first quarter of 1998 compared to $53,693 for the first quarter of 1997. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In the first quarter of 1998, interest rates continued to remain competitive, which resulted in a relatively smaller increase in interest income compared to the increase in equipment sales.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company, of approximately $16,450,000 of accounts payable to Deere & Company and the credit facility with the Company's bank, the Company recorded a non-cash charge of $38,501 in the first quarter of 1998. These required guarantee fees were paid in the form of five-year options to acquire up to 493,605 shares of the Company's Common Stock at an option price of $0.375.

NET INCOME

         Net income from continuing operations increased approximately $212,740, or 85.8%, from $247,843 for the first quarter of 1997 to $460,582 for the first quarter of 1998. This increase was primarily the result of the increase in gross profit of approximately $1,000,000, which was offset by the increase in operating expenses and other costs, and the increase in the provision for income taxes for a total increase of approximately $780,000.

         Earnings per share from continuing operations increased from $0.010 (both basic and diluted) to $0.0187 basic and to $0.0185 diluted from the first quarter of 1997 to the first quarter of 1998, primarily as the result of the increase in net income, for the reasons described above.

         The Company recognized a loss on the discontinuation of its Marinex business operations of $150,662 in the first quarter of 1997, net of income tax benefit of $70,636. Accordingly, net income for first quarter of 1997 was $97,181 (resulting in earnings per share of $0.004 on both a basic and diluted basis) compared to net income of $460,582 in first quarter of 1998 (resulting in basic earnings per share of $0.0187 and diluted earning per share of $0.0185).

LIQUIDITY AND CAPITAL RESOURCES

       The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit Services, Inc. ("Deere Credit"), Agricredit Acceptance Company ("Agricredit"), and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from six to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Agricredit provides financing for new and used equipment using variable market rates of interest based on the prime rate.

       The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the first quarter of 1998 the interest rate charged by Deere and Agricredit was prime plus 50 basis points and prime plus 150 basis points, respectively. As of March 31, 1998, the Company had floor plan payables outstanding of approximately $14,500,000, of which approximately $4,900,000 was then interest bearing.

       Cash and cash equivalents decreased from $104,750 at December 31, 1997 to $81,463 at March 31, 1998. During the first three months of 1998, continuing operations used net cash of $2,008,094 primarily because of the increase in inventory. Investing activities used cash of $90,513 primarily for capital expenditures. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional John Deere dealerships in 1998, subject to the availability of debt or equity financing, of which there can be no assurance. The increase in inventory of $2,287,056 was funded with proceeds from note borrowings.

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

         None

(b) Reports on form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 1998

                                       TEXAS EQUIPMENT CORPORATION

                                       By: /s/ Paul J. Condit
                                          -------------------------------------
                                          Paul J. Condit
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                               Title                               Date
      ---------                               -----                               ----
/s/  Paul J. Condit            Chairman of the Board, President, Chief         May 14, 1998
------------------------       Executive Officer and Director (principal
Paul J. Condit                 executive officer)

/s/  John T. Condit            Director and Secretary                          May 14, 1998
------------------------
John T. Condit

/s/  E.A. Milo Mattorano       Vice President, Chief Financial Officer,        May 14 , 1998
------------------------       and Chief Accounting Officer (principal
E.A. Milo Mattorano            financial and accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
 27            Financial Data Schedule