Form 10-Q
period 1998-06-30
TEXAS EQUIPMENT CORP
filed 1998-08-13
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998 or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ______

         Commission file number 000-21813
                                ---------

                           Texas Equipment Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                      62-1459870
-------------------------------------------------------------------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

  1305 Hobbs Hwy, Seminole, Texas                            79360
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

Yes  X     No
   -----     -----

         The number of shares outstanding of the registrant's Common Stock, as of August 7, 1998, was 24,674,808.

                                      INDEX

                                                                                                            Page
  PART I - FINANCIAL INFORMATION
       Item 1. Condensed Financial Statements:
          Consolidated Balance Sheets at June 30, 1998 and December 31, 1997 ...........................      4
          Consolidated Statement of Operations for the Three Months Ended June 30, 1998 and 1997 .......      6
          Consolidated Statement of Operations for the Six Months Ended June 30, 1998 and 1997 .........      7
          Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1998 and 1997 .........      8
       Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations...     12
       Item 4. Submission of Matters to a Vote of Security Holders .....................................     17
  PART II - OTHER INFORMATION
       Item 6. Exhibits and Reports on Form 8-K ........................................................     18
       Signatures ......................................................................................     19

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1998                1997
                                                                       ---------------     ---------------
 CURRENT ASSETS
           Cash and cash equivalents                                   $            --     $       104,750
           Accounts receivable (less allowance for
               Doubtful accounts of $76,000 in 1998 and 1997)                1,935,698           1,965,714
           Other receivables                                                   260,198             185,821
           Inventories                                                      30,631,319          21,039,882
                                                                       ---------------     ---------------

                TOTAL CURRENT ASSETS                                        32,827,215          23,296,167

 PROPERTY AND EQUIPMENT, NET                                                 4,606,078           4,027,731

 FINANCE RECEIVABLES                                                           977,489             836,967

 RECEIVABLES FROM OFFICER                                                       91,850              92,618

 GOODWILL, net of accumulated
            amortization of $73,098 in 1998 and $66,743 in 1997                117,600             123,955

 OTHER ASSETS                                                                  150,649             151,147
                                                                       ---------------     ---------------

                                                                       $    38,770,881     $    28,528,585
                                                                       ===============     ===============



                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 JUNE 30,          DECEMBER 31,
                                                                   1998                1997
                                                             ---------------     ---------------
 CURRENT LIABILITIES

           Floor plan payables                               $    21,877,571     $    15,235,375
           Accounts payable                                        1,070,131             810,254
           Accrued liabilities                                        37,985             317,377
           Customer deposits                                         202,439             137,019
           Income tax liability                                      621,114             422,503
           Current maturities of
                long-term debt                                     3,190,265           2,807,181
                                                             ---------------     ---------------

 TOTAL CURRENT LIABILITIES                                        26,999,505          19,729,709

 LONG-TERM DEBT, net of
           current maturities                                      3,673,962           1,819,835

 DEFERRED TAX LIABILITY                                              233,074             233,074

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY

 Common stock, $.001 par value
           authorized 50,000,000;  issued
           and outstanding:  24,674,808 in 1998
           and 24,549,808 in 1997                                     24,673              24,548
 Paid in capital                                                   3,066,745           2,823,320
 Retained earnings                                                 4,772,922           3,898,099
                                                             ---------------     ---------------

                TOTAL STOCKHOLDERS' EQUITY                         7,864,340           6,745,967
                                                             ---------------     ---------------

                                                             $    38,770,881     $    28,528,585
                                                             ===============     ===============



                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                       ------------------------------------
                                                                             1998                 1997
                                                                       ---------------      ---------------
 REVENUES                                                              $    16,022,216      $    11,860,401

 COST OF SALES                                                              13,569,867           10,120,210
                                                                       ---------------      ---------------

 GROSS PROFIT                                                                2,452,349            1,740,191

 SELLING,GENERAL AND
       ADMINISTRATIVE EXPENSES                                               1,842,973            1,615,509
                                                                       ---------------      ---------------

 INCOME FROM OPERATIONS                                                        609,376              124,682

 OTHER INCOME (EXPENSE)
      Interest                                                                 (67,856)              16,021
      Non-cash guarantee fee                                                   (47,042)                  --
      Other income                                                               3,655               54,950
                                                                       ---------------      ---------------

 INCOME FROM CONTINUING
      OPERATIONS BEFORE TAXES                                                  498,133              195,653

 INCOME TAX EXPENSE                                                            142,063                   --
                                                                       ---------------      ---------------

 INCOME FROM CONTINUING OPERATIONS                                             356,070              195,653

 DISCONTINUED OPERATIONS
      Loss on discontinued operations (less applicable income
      tax benefit of $ 60,096)                                                      --             (667,735)
                                                                       ---------------      ---------------

 NET INCOME                                                            $       356,070      $      (472,082)
                                                                       ===============      ===============
 NET INCOME (LOSS) PER SHARE
      Basic
       - Continuing operations                                         $         0.014      $         0.008
       - Discontinued operations                                                    --               (0.027)
                                                                       ---------------      ---------------
                        Total                                          $         0.014      $        (0.019)
                                                                       ===============      ===============
      Diluted
       - Continuing operations                                         $         0.014      $         0.008
       - Discontinued operations                                                    --               (0.027)
                                                                       ---------------      ---------------
                 Total                                                 $         0.014      $        (0.019)
                                                                       ===============      ===============
 NUMBER OF SHARES USED IN COMPUTATION
      Basic                                                                 24,674,808           24,704,886
                                                                       ===============      ===============
     Diluted                                                                24,715,914           24,704,886
                                                                       ===============      ===============





                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------------
                                                                             1998                1997
                                                                       ---------------      ---------------
 REVENUES                                                              $    31,902,042      $    21,745,487

 COST OF SALES                                                              27,041,354           18,616,961
                                                                       ---------------      ---------------

 GROSS PROFIT                                                                4,860,688            3,128,526

 SELLING,GENERAL AND
       ADMINISTRATIVE EXPENSES                                               3,496,212            2,640,933
                                                                       ---------------      ---------------

 INCOME FROM OPERATIONS                                                      1,364,476              487,593

 OTHER INCOME (EXPENSE)
      Interest                                                                 (91,064)              16,143
      Non-cash guarantee fee                                                   (85,543)                  --
      Other income                                                              27,294               67,500
                                                                       ---------------      ---------------

 INCOME FROM CONTINUING
      OPERATIONS BEFORE TAXES                                                1,215,163              571,236

 INCOME TAX EXPENSE                                                            398,511              127,740
                                                                       ---------------      ---------------

 INCOME FROM CONTINUING OPERATIONS                                             816,652              443,496

 DISCONTINUED OPERATIONS
      Loss on discontinued operations (less applicable income
      tax benefit of $ 77,500)                                                      --             (818,397)
                                                                       ---------------      ---------------

 NET INCOME                                                            $       816,652      $      (374,901)
                                                                       ===============      ===============
 NET INCOME (LOSS) PER SHARE
      Basic
       - Continuing operations                                         $         0.033      $         0.018
       - Discontinued operations                                                    --               (0.033)
                                                                       ---------------      ---------------
                        Total                                          $         0.033      $        (0.015)
                                                                       ===============      ===============
      Diluted
       - Continuing operations                                         $         0.033      $         0.018
       - Discontinued operations                                                    --               (0.033)
                                                                       ---------------      ---------------
                 Total                                                 $         0.033      $        (0.015)
                                                                       ===============      ===============
 NUMBER OF SHARES USED IN COMPUTATION
      Basic                                                                 24,630,364           24,704,886
                                                                       ===============      ===============
     Diluted                                                                24,656,877           24,704,886
                                                                       ===============      ===============





                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------
                                                                     1998              1997
                                                                  -----------      -----------
 CASH FLOWS FROM CONTINUING OPERATIONS
      Net income                                                  $   816,652      $   443,496
      Adjustment to reconcile net income to net cash
           Amortization & depreciation                                198,608          164,584
           Stock issued in settlement of lawsuit                       34,688               --
           ESOP earned compensation                                    58,173               --
           Valuation of stock options issued - guaranty fee            85,543               --

 CHANGES IN ASSETS AND LIABILITIES:
      (Increase) decrease in accounts receivable                       30,016         (286,148)
      (Increase) decrease in receivables from affiliates              (74,377)          10,014
     (Increase) decrease in prepaid expenses                               --           12,500
      (Increase) decrease in inventories                           (9,591,438)     (10,271,210)
      Increase (decrease) in floor plan payable                     6,642,196        7,744,086
      Increase (decrease) in accounts payable                         259,877          865,133
      Increase (decrease) in accrued liabilities                     (279,392)          91,074
      (Increase) decrease in finance receivable                      (140,522)          13,385
      Increase (decrease) in income tax liability                     198,611               --
      Increase (decrease) in other liabilities                         65,420          (68,986)
                                                                  -----------      -----------

 CASH PROVIDED BY (USED IN)
      CONTINUING OPERATIONS                                        (1,695,945)      (1,282,072)
                                                                  -----------      -----------

 CASH PROVIDED BY (USED IN) DISCONTINUED
     OPERATIONS                                                            --         (818,397)
                                                                  -----------      -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of land, buildings and equipment                     (770,600)      (1,837,271)
      Proceeds from sale of equipment                                      --           28,000
      (Increase) decrease in other assets                                 498               --
      (Increase) decrease in stockholders' receivables                    768          196,237
                                                                  -----------      -----------
           NET CASH FLOWS PROVIDED BY
                (USED IN) INVESTING ACTIVITIES                       (769,334)      (1,613,034)
                                                                  -----------      -----------





                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------------
                                                                        1998                 1997
                                                                  ---------------      ---------------
 CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from note borrowings                               $     5,349,704      $     2,051,012
      Repayments of note borrowings                                    (2,989,175)            (623,124)
                                                                  ---------------      ---------------
           NET CASH FLOW PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                         2,360,529            1,427,888
                                                                  ---------------      ---------------
 NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    (104,750)          (2,285,615)

 CASH AND CASH EQUIVALENTS AT THE BEGINNING  OF THE PERIOD                104,750            2,661,058
                                                                  ---------------      ---------------

 CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD               $            --      $       375,443
                                                                  ===============      ===============

 SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION
                Cash paid during the period for:
                     Interest expense                             $       186,949      $       145,694
                                                                  ===============      ===============

                     Income taxes                                 $       200,000      $        50,000
                                                                  ===============      ===============
     Non-cash items
          Conversion feature of note issued                       $       123,319      $            --
                                                                  ===============      ===============





                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PREPARATION:

         The condensed consolidated financial statements of Texas Equipment Corporation (the "Company") ("TEC") include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc. ("NMIC"). Unless the context otherwise indicates, the "Company" refers to TEC, TECI and NIMC.

         The condensed balance sheets as of June 30, 1998 and December 31, 1997 and the condensed statements of operation for the three months and six months ended June 30, 1998 and 1997 and condensed statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet and statements of cash flows to 1997 to be in conformity with 1998.

2.  DISCONTINUED OPERATIONS.

         In the second quarter of 1997, the Company implemented a plan to discontinue the operations of Marinex Multimedia Corporation ("Marinex"), a New York corporation, engaged in the business of the creation of digital content including a CD-ROM magazine and entertainment sites on the Worldwide Web. Accordingly, all such financial data related to Marinex has been presented as discontinued operations. At June 30, 1997 the net assets of the discontinued company were $521,454, which were expensed.

3.  INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                                        June 30,          December 31,
                                          1998                1997
                                    ---------------     ---------------
         New equipment              $    16,018,875     $    12,019,361
         Used equipment                   9,485,876           4,629,958
         Parts and other                  5,126,568           4,390,563
                                    ---------------     ---------------

                   Total            $    30,631,319     $    21,039,882
                                    ===============     ===============

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



4.  INCOME FROM CONTINUING OPERATIONS PER SHARE

         The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                                                Six Months ended June 30, 1998
                                                           --------------------------------------------
                                                              Income         Shares         Per Share
                                                            (Numerator)   (Denominator)      Amount
                                                            -----------   -------------      ------
 Income from continuing operations available to common
 stockholders'                                               $  816,652     24,630,364     $    0.033
                                                             ==========                    ==========

 Effect of dilutive securities:
    Incremental shares of assumed conversions of
    options and convertible note                                                26,513
                                                                          ------------

 Diluted income from continuing operations
    available to common shareholders' and
    assumed conversions                                      $  816,652     24,656,877     $    0.033
                                                             ==========   ============     ==========

                                                                           Six Months ended June 30, 1997
                                                                     -------------------------------------------
                                                                         Income       Shares         Per Share
                                                                       (Numerator) (Denominator)       Amount
                                                                       ----------- -------------       ------
          Income from continuing operations available to common
          stockholders'                                                $  443,496     24,704,886     $    0.018
                                                                       ==========   ============     ==========

          Diluted income from continuing operations
             available to common shareholders' and
             assumed conversions                                       $  443,496     24,704,886     $    0.018
                                                                       ==========   ============     ==========

5.  ACQUISITION OF THE TORNILLO, TEXAS JOHN DEERE DEALERSHIP

         On June 15, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Romney Implement Company for approximately $3,049,000. The Company assumed approximately $1,856,000 of indebtedness payable to Deere & Company ("Deere"), assumed other Romney indebtedness of approximately $497,000 and issued a three year 10% Convertible Note to the principals of Romney Implement Company for approximately $247,000. Principal and interest are convertible into the Company's common stock over a three year period with conversion prices at the lesser of $1 or market price in the first year, the lesser of market price or $1.50 the second year and the lesser of market price or $2 the third year. If at any time during each of the three years market price equals or exceed the conversion price, the entire note will convert into Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Three Months ended June 30, 1998 compared to Three Months ended June 30, 1997

REVENUES

         Revenues increased approximately $4,162,000 or 35%, to $16,022,216 for the second quarter of 1998 from $11,860,401 for the second quarter of 1997. Of this increase in revenues, "Base-line Stores" (the Company's stores opened or acquired before 1997) accounted for approximately $476,000 of the increase. This increase was due primarily to an increase in wholegoods sales at the Company's Seminole, Texas store. The Company's three John Deere dealerships in the Northern Panhandle of Texas acquired in January 1997 accounted for $48,000 of the increase and the July 1997 acquisition of the Artesia, New Mexico dealership accounted for approximately $3,638,000.

         Sales of wholegoods increased approximately $3,134,000, or 33%, to $12,553,405 for the second quarter of 1998 from $9,419,978 for the second quarter of 1997. Approximately $2,887,000 of this increase was due primarily to strong sales at the Company's Artesia, New Mexico store, which was acquired in July 1997. The Company's Seminole, Texas store accounted for approximately $343,000 of this increase. Wholegoods sales in the Company's Northern Panhandle stores were down $96,000.

         Parts and service revenue increased approximately $1,028,000, or 42%, to $3,468,811 for the second quarter of 1998 from $2,440,476 for the second quarter of 1997. The Artesia, New Mexico store, which was acquired in July 1997, accounted for approximately $750,000 of this increase. The Northern Panhandle stores, which were acquired in January 1997, accounted for $145,000 and Base-line Stores accounted for approximately $133,000 of this increase. These increases reflect the Company's success in implementing its marketing strategy for after-market sales of parts and service, which focuses on increasing market share and giving close attention to the needs of its customers.

GROSS PROFIT

         Gross profit increased approximately $712,000, or 41%, to $2,452,349 for the second quarter of 1998 from $1,740,191 for the second quarter of 1997. Gross profit as a percentage of total revenues increased to 15.3% for the second quarter of 1998 from 14.7% for the second quarter of 1997. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (79.4% of total revenues in the second quarter of 1997 compared to 78.3% of total revenues in the second quarter of 1998) and parts and service revenues (20.6% of total revenues in the second quarter of 1997 compared to 21.7% of total revenues in the second quarter of 1998) was the primary contributor to this increase in margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expense as a percentage of total revenues decreased to 11.5% in the second quarter of 1998 from 13.6% in the second quarter of 1997. This decrease of approximately $251,000 was due to higher legal and accounting cost in the second quarter of 1997. Total selling, general, and administrative expense increased approximately $227,000, to $1,842,973 for the second quarter of 1998 from $1,615,509 for the second quarter of 1997. Approximately $218,000 of the increase was due to the Artesia, New Mexico store, which was acquired in July 1997. SG&A at the other stores remained relatively flat when comparing the two periods.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $89,000 to $151,809 for the second quarter of 1998 from $62,000, for the second quarter of 1997. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels, working capital loans and the acquisition debt associated with the stores acquired in the Texas Panhandle and Eastern New Mexico in 1997.

         Interest income of $83,953 remained relatively flat for the second quarter of 1998 compared to $77,961 for the first quarter of 1997. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In the second quarter of 1998, interest rates continued to remain competitive, which resulted in a relatively smaller increase in interest income compared to the increase in equipment sales.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company, of approximately $20,908,000 three month average of accounts payable to Deere & Company and the credit facility with the Company's bank, the Company issued five-year common stock options to acquire up to 627,230 shares of the Company's Common Stock at an exercise price of $0.375. This resulted in a non-cash charge of $47,042 for the three month period.


INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations increased approximately $160,000, or 82%, to $356,070 for second quarter of 1998 from $195,653 for the second quarter of 1997. This increase was primarily the result of the increase in gross profit of approximately $712,000, which was offset by the increase in operating expenses and other costs of approximately $363,000, and the increase in the provision for income taxes of approximately $142,000.

         Earnings per share from continuing operations increased to $0.014 (both basic and diluted) from $0.008 (both basic and diluted) from the second quarter of 1997 to the second quarter of 1998, primarily as the result of the increase in net income, for the reasons described above.

NET INCOME

         The Company recognized a loss on the discontinuation of its Marinex business operations of $667,735 in the second quarter of 1997, net of income tax benefit of $60,096. Accordingly, net income for second quarter of 1997 was a loss of $472,082 (resulting in loss per share of $0.027 on both a basic and diluted basis) compared to net income of $373,112 in second quarter of 1998 (resulting in basic earnings per share of $0.015 and diluted earning per share of $0.015).

Six Months ended June 30, 1998 compared to Six Months ended June 30, 1997

REVENUES

         Revenues increased approximately $10,157,000, or 47%, to $31,902,042 for the six months ended June 30, 1998 from $21,745,487 for the six months ended June 30, 1997. Of this increase in revenues, "Base-line Stores" (the Company's stores opened or acquired before 1997) accounted for approximately $4,154,000 of the increase. This increase was due primarily to an increase in wholegoods sales at the Company's Seminole, Texas store. The Company's three John Deere dealerships in the Northern Panhandle of Texas acquired in January 1997 accounted for $333,000 of the increase and the Artesia, New Mexico dealership, acquired in July 1997, accounted for approximately $5,670,000.

         Sales of wholegoods increased approximately $7,803,000, or 44%, to $25,449,417 for the six months ended June 30, 1998 from $17,646,306 for the six months ended June 30, 1997. Approximately $4,440,000 of this increase was due primarily to strong sales at the Company's Artesia, New Mexico store, which was acquired in July 1997. The Company's Seminole, Texas store accounted for approximately $3,731,000 of this increase, which was due to strong tractor sales in the first quarter of 1998. Wholegoods sales in the Company's Northern Panhandle stores were down $368,000.

         Parts and service revenue increased approximately $2,353,000, or 57%, to $6,452,625 for the six months ended June 30, 1998 from $4,099,181 for the six months ended June 30, 1997. The Artesia, New Mexico store, which was acquired in July 1997, accounted for approximately $1,230,000 of this increase. The Northern Panhandle stores, which were acquired in January 1997, accounted for $701,000 and Base-line Stores accounted for approximately $422,000 of this increase. These increases reflect the Company's success in implementing its marketing strategy for after-market sales of parts and service, which focuses on increasing market share and giving close attention to the needs of its customers.

GROSS PROFIT

         Gross profit increased approximately $1,732,000, or 55%, to $4,860,688 for the six months ended June 30, 1998 from $3,128,526 for the six months ended June 30, 1997. Gross profit as a percentage of total revenues increased to 15.2% for the six months ended June 30, 1998 from 14.4% for the six months ended June 30, 1997. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (81.1% of total revenues for the six months ended June 30, 1997 compared to 79.8% of total revenues for the six months ended June 30, 1998) and parts and service revenues (18.9% of total revenues for the six months ended June 30, 1997 compared to 20.2% of total revenues for the six months ended June 30, 1998) was the primary contributor to this increase in margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expense as a percentage of total revenues decreased to 11% for the six months ended June 30, 1998 from 12.1% for the six months ended June 30, 1997. This decrease of approximately $248,000 was due to higher legal and accounting expenses in the second quarter of 1997. Total selling, general, and administrative expense increased approximately $855,000, to $3,496,212 for the six months ended June 30, 1998 from $2,640,933 for the second quarter of 1997. Approximately $396,000 of the increase was due to the Artesia, New Mexico store, which was acquired in July 1997. Corporate Salaries and public company expenses increased approximately $200,000. The remaining increase of

$259,000 is primarily due to the increase in salesmen commissions on increased sales at all other store locations.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $114,000 to $229,412 for the six months ended June 30, 1998 from $115,511, for the six months ended June 30, 1997. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels, working capital loans and the acquisition debt associated with the stores acquired in the Texas Panhandle and Eastern New Mexico in 1997.

         Interest income of $138,348 for the six months ended June 30, 1998 remained relatively flat when compared to $131,654 for the six months ended June 30, 1997. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. Interest rates for the six months ended June 30, 1998 continued to remain competitive, which resulted in a relatively smaller increase in interest income compared to the increase in equipment sales.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company, of approximately $18,681,000 the six month average of accounts payable to Deere & Company and the credit facility with the Company's bank, the Company issued five-year common stock options to acquire up to 1,120,835 shares of the Company's Common Stock at an exercise price of $0.375. This resulted in a non-cash charge of $85,543 for the six month period.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations increased approximately $373,000, or 84%, to $816,652 for the six months ended June 30, 1998 from $443,496 for the six months ended June 30, 1997. This increase was primarily the result of the increase in gross profit of approximately $1,732,000, which was offset by the increase in operating expenses and other costs of approximately $1,041,000, and the increase in the provision for income taxes of approximately $271,000.

         Earnings per share from continuing operations increased to $0.033, (both basic and diluted) from $0.018 (both basic and diluted) for the six months ended June 30, 1997. Primarily as the result of the increase in net income, for the reasons described above.

NET INCOME

         The Company recognized a loss on the discontinuation of its Marinex business operations of $818,397 for the six months ended June 30, 1997, net of income tax benefit of $77,500. Accordingly, net income for the six months ended June 30, 1997 was a loss of $374,901 (resulting in loss per share of $0.015 on both a basic and diluted basis) compared to net income of $833,694 for the six months ended June 30, 1998 (resulting in earnings per share of $0.033 on both a basic and diluted basis).

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

         The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the six months ended June 30, 1998 the interest rate charged by Deere and Agricredit was prime plus 50 basis points and prime plus 150 basis points, respectively. As of June 30, 1998, the Company had floor plan payables outstanding of approximately $21,878,000, of which approximately $2,400,000 was then interest bearing.

         Cash and cash equivalents decreased from $104,750 at December 31, 1997 to $0 at June 30, 1998. During the six months ended June 30, 1998, continuing operations used net cash of $1,695,945 primarily because of the increase in used equipment inventory. Investing activities used cash of $770,600 primarily for capital expenditures in the acquisition of the Tornillo, Texas Deere dealership. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional Deere dealerships in 1998, subject to the availability of debt or equity financing, of which there can be no assurance. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans. The increase in inventory of $9,591,438 was funded with floor plan and proceeds from note borrowings.

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


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 7, 1998, at the annual meeting of stockholders of the Company the following matters were brought before the stockholders for vote:

                                                                       For                  Against              Abstain
                                                                       ---                  -------              -------
o    Election of Directors:    Paul J. Condit                      20,065,110                    --              151,780
                               John T. Condit                      20,065,110                    --              151,780
                               EA Milo Mattorano                   20,065,110                    --              151,780
                               O.C. Elliott                        20,065,110                    --              151,780
                               Robert T. Maynard                   20,065,110                    --              151,780
                               James D. Arnold                     20,065,110                    --              151,780
                               Mickey L. Ray                       20,065,110                    --              151,780

o    A 1-for-7 reverse stock split of the
     Company's Common Stock, $.001 par
     value, though the total number of
     authorized share will remain at
     50,000,000                                                    20,006,146               169,444               41,300

o    The Company's 1998 Stock Option Plan                          17,347,706             2,837,384               31,800

         No other matters were submitted to a vote of the Stockholder present.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         None

(b)  Reports on form 8-K

         Form 8-K filed June 9, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 1998

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

        Signature                                    Title                                       Date
        ---------                                    -----                                       ----
                                    Chairman of the Board, President, Chief                 August 14, 1998
/S/  Paul J. Condit                 Executive Officer and Director (principal
-----------------------------       executive officer)
Paul J. Condit

/S/  John T. Condit                 Director and Secretary                                  August 14, 1998
-----------------------------
John T. Condit

/S/  E.A. Milo Mattorano            Vice President, Chief Financial Officer,                August 14, 1998
-----------------------------       and Chief Accounting Officer (principal
E.A. Milo Mattorano                 financial and accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
--------                            -------
  27                 Financial Data Schedule