Form 10-Q
period 1998-09-30
TEXAS EQUIPMENT CORP
filed 1998-11-13
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _______
         Commission file number 000-21813

                           Texas Equipment Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                    62-1459870
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       1305 Hobbs Hwy, Seminole, Texas                79360
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

       Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

       The number of shares outstanding of the registrant's Common Stock, as of November 2, 1998, was 24,824,808.

                                      INDEX



                                                                                                                 Page
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements:
        Consolidated Balance Sheets at September 30, 1998 and December 31, 1997............................        4
        Consolidated Statement of Operations for the Three Months Ended September 30, 1998 and 1997........        6
        Consolidated Statement of Operations for the Nine Months Ended September 30, 1998 and 1997.........        7
        Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1998 and 1997.........        8
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations........        12
     Item 4. Submission of Matters to a Vote of Security Holders...........................................        18

PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K..............................................................        18

Signatures.................................................................................................        19


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1998              1997
                                                                         -------------     ------------
CURRENT ASSETS
          Cash and cash equivalents                                      $ 1,080,161       $   104,750
          Accounts receivable (less allowance for
              Doubtful accounts of $76,000 in 1998 and 1997)               1,038,539         1,965,714
          Other receivables                                                  391,824           185,821
          Inventories                                                     38,565,055        21,039,882
                                                                         -----------       -----------

               TOTAL CURRENT ASSETS                                       41,075,579        23,296,167

PROPERTY AND EQUIPMENT, NET                                                5,097,058         4,027,731

FINANCE RECEIVABLES                                                        1,065,952           836,967

RECEIVABLES FROM OFFICER                                                      91,851            92,618

GOODWILL, net of accumulated
          Amortization of $76,275 in 1998 and $66,743 in 1997                114,423           123,955

OTHER ASSETS                                                                 150,654           151,147
                                                                         -----------       -----------
                                                                         $47,595,517       $28,528,585
                                                                         ===========       ===========





                                       4
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            SEPTEMBER 30,     DECEMBER 31,
                                                1998              1997
                                            -----------       -----------
CURRENT LIABILITIES

    Floor plan payables                      $28,637,050     $15,235,375
    Accounts payable                             962,140         810,254
    Accrued liabilities                          246,003         317,377
    Customer deposits                            609,253         137,019
    Income tax liability                         787,915         422,503
    Current maturities of
      long-term debt
                                               2,985,189       2,807,181
                                             -----------     -----------

TOTAL CURRENT LIABILITIES                     34,227,550      19,729,709

LONG-TERM DEBT, net of
    current maturities                         4,801,264       1,819,835

DEFERRED TAX LIABILITY                           233,074         233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.001 par value
    authorized 50,000,000;  issued
    and outstanding:  24,674,808 in 1998
    and 24,549,808 in 1997                        24,673          24,548
Paid in capital                                3,116,696       2,823,320
Retained earnings                              5,192,260       3,898,099
                                             -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                 8,333,629       6,745,967
                                             -----------     -----------
                                             $47,595,517     $28,528,585
                                             ===========     ===========



                                       5
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------
                                                                             1998                1997
                                                                        ------------        ------------

REVENUES                                                                $ 17,573,269        $ 17,849,319
COST OF SALES                                                             14,803,695          15,167,109
                                                                        ------------        ------------
GROSS PROFIT                                                               2,769,574           2,682,210

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES                                              1,946,273           1,522,288
                                                                        ------------        ------------
INCOME FROM OPERATIONS                                                       823,301           1,159,922

OTHER INCOME (EXPENSE)
     Interest                                                               (181,759)            (17,127)
     Non-cash guarantee fee                                                  (49,951)               --
     Other income                                                             (2,248)             18,121
                                                                        ------------        ------------
INCOME FROM CONTINUING
     OPERATIONS BEFORE TAXES                                                 589,343           1,160,916

INCOME TAX EXPENSE                                                           199,089             555,388
                                                                        ------------        ------------
INCOME FROM CONTINUING OPERATIONS                                            390,254             605,528

DISCONTINUED OPERATIONS
     Loss on discontinued operations (less applicable income
     tax benefit)                                                               --                  --
                                                                        ------------        ------------
NET INCOME                                                              $    390,254        $    605,528
                                                                        ============        ============
NET INCOME (LOSS) PER SHARE
     Basic
      - Continuing operations                                           $      0.016        $      0.025
      - Discontinued operations                                                 --                  --
                                                                        ------------        ------------
                       Total                                            $      0.016        $      0.025
                                                                        ============        ============
     Diluted
      - Continuing operations                                           $      0.016        $      0.025
      - Discontinued operations                                                 --                  --
                                                                        ------------        ------------
                Total                                                   $      0.016        $      0.025
                                                                        ============        ============
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                                                24,674,808          24,704,886
                                                                        ============        ============
     Diluted                                                              25,146,063          24,704,886
                                                                        ============        ============


                                       6
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ------------------------------------
                                                                             1998                   1997
                                                                        --------------         -------------

REVENUES                                                                 $  49,475,311         $  39,594,806

COST OF SALES                                                               41,845,049            33,784,070
                                                                          ------------          ------------
GROSS PROFIT                                                                 7,630,262             5,810,736

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES                                                5,442,485             4,163,221
                                                                          ------------          ------------
INCOME FROM OPERATIONS                                                       2,187,777             1,647,515

OTHER INCOME (EXPENSE)
     Interest                                                                 (272,823)                 (984)
     Non-cash guarantee fee                                                   (135,494)                 --
     Other income                                                               25,046                85,621
                                                                          ------------          ------------
INCOME FROM CONTINUING
     OPERATIONS BEFORE TAXES                                                 1,804,506             1,732,152

INCOME TAX EXPENSE                                                             597,600               605,628
                                                                          ------------          ------------
INCOME FROM CONTINUING OPERATIONS                                            1,206,906             1,126,524

DISCONTINUED OPERATIONS
     Loss on discontinued operations (less applicable income
     tax benefit of $ 304,605)                                                    --                (591,292)
                                                                                  --                    --
NET INCOME                                                                $  1,206,906          $    535,232
                                                                          ============          ============
NET INCOME (LOSS) PER SHARE
     Basic
      - Continuing operations                                             $      0.049          $      0.046
      - Discontinued operations                                                   --                  (0.024)
                                                                          ------------          ------------
                       Total                                              $      0.049          $      0.022
                                                                          ============          ============
     Diluted
      - Continuing operations                                             $      0.049          $      0.046
      - Discontinued operations                                                   --                  (0.024)
                                                                          ------------          ------------
                Total                                                     $      0.049          $      0.022
                                                                          ============          ============
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                                                $ 24,645,178          $ 24,704,886
                                                                          ============          ============
    Diluted                                                               $ 24,965,710          $ 24,704,886
                                                                          ============          ============


                                       7
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                                1998                1997
                                                                          ------------          -------------

CASH FLOWS FROM CONTINUING OPERATIONS
     Net income                                                           $  1,206,906          $  1,126,524
     Adjustment to reconcile net income to net cash
          Amortization & depreciation                                          308,898               253,028
          Stock issued in settlement of lawsuit                                 34,688                  --
          ESOP earned compensation                                              87,254                  --
          Guaranty fee - valuation of stock options issued                     135,494                  --

CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable                                927,175            (1,411,362)
     (Increase) decrease in receivables from affiliates                       (206,003)               10,264
     (Increase) decrease in prepaid expenses                                      --                  12,500
     (Increase) decrease in inventories                                    (17,525,174)          (16,051,763)
     Increase (decrease) in floor plan payable                              13,401,675            10,837,656
     Increase (decrease) in accounts payable                                   151,886             2,166,230
     Increase (decrease) in accrued liabilities                                (71,374)              815,776
     (Increase) decrease in finance receivable                                (228,985)              (69,871)
     Increase (decrease) in income tax liability                               365,412               (33,925)
     Increase (decrease) in other liabilities                                  472,234               (49,376)
                                                                          ------------          ------------


CASH USED IN CONTINUING OPERATIONS                                            (939,914)           (2,394,319)
                                                                          ------------          ------------
CASH USED IN DISCONTINUED OPERATIONS                                              --                (591,292)
                                                                          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of land, buildings and equipment                             (1,368,693)           (2,545,476)
     Proceeds from sale of equipment                                              --                  28,000
     (Increase) decrease in other assets                                           493                (8,197)
     (Increase) decrease in stockholders' receivables                              767               196,237
                                                                          ------------          ------------
          CASH USED IN INVESTING ACTIVITIES                                 (1,367,433)           (2,329,436)
                                                                          ------------          ------------




                                       8
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------
                                                                               1998                1997
                                                                          ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from note borrowings                                        $ 6,478,218          $ 5,368,419
     Repayments of note borrowings                                         (3,195,460)          (1,988,502)
                                                                          -----------          -----------
          CASH PROVIDED BY FINANCING ACTIVITIES                             3,282,758            3,379,917
                                                                          -----------          -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          975,411           (1,935,130)
CASH AND CASH EQUIVALENTS AT THE BEGINNING  OF THE PERIOD
                                                                              104,750            2,661,058
                                                                          -----------          -----------
CASH AND CASH EQUIVALENTS AT THE END OF
     THE PERIOD                                                           $ 1,080,161          $   725,928
                                                                          ===========          ===========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense                                      $   408,388          $   154,712
                                                                          ===========          ===========
                    Income taxes                                          $   200,000          $   141,686
                                                                          ===========          ===========
    Non-cash items
         Conversion feature of convertible note                           $   123,319          $       --
                                                                          ===========          ===========




                                       9
                  See Notes to Condensed Financial Statements

1.    BASIS OF PREPARATION:

         The condensed consolidated financial statements of Texas Equipment Corporation (the "Company" or "TEC") include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc. ("NMIC"), collectively the Company.

         The condensed balance sheets as of September 30, 1998 and December 31, 1997 and the condensed statements of operation for the three months and nine months ended September 30, 1998 and 1997 and condensed statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet and statements of cash flows to 1997 to be in conformity with 1998.

2.    DISCONTINUED OPERATIONS.

         In the third quarter of 1997, the Company implemented a plan to discontinue the operations of Marinex Multimedia Corporation ("Marinex"), a New York corporation, engaged in the business of the creation of digital content including a CD-ROM magazine and entertainment sites on the Worldwide Web. Accordingly, all such financial data related to Marinex has been presented as discontinued operations. At September 30, 1997 the net assets of the discontinued company were $272,120, which were expensed.

3.    INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                                                                         September 30,        December 31,
                                                                             1998                1997
                                                                          -----------         -----------

New equipment                                                             $20,815,552         $12,019,361
Used equipment                                                             13,463,900           4,629,958
Parts and other                                                             4,285,603           4,390,563
                                                                          -----------         -----------

          Total                                                           $38,565,055         $21,039,882
                                                                          ===========         ===========


4.    INCOME FROM CONTINUING OPERATIONS PER SHARE

         The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                                                             Nine Months ended September 30, 1998
                                                                         --------------------------------------------
                                                                            Income           Shares         Per Share
                                                                         (Numerator)     (Denominator)       Amount
                                                                         -----------     -------------       ------
         Income from continuing operations available to
         common stockholders'                                             $1,206,906      24,645,178       $    0.049
                                                                          ==========                       ==========
         Effect of dilutive securities:
            Incremental shares of assumed exercise of
            options and conversions of convertible note                                      320,532
                                                                                           ---------
         Diluted income from continuing operations
            available to common shareholders'                             $1,206,906      24,965,710       $    0.049
                                                                          ==========      ==========       ==========

                                                                             Nine Months ended September 30, 1997
                                                                         --------------------------------------------
                                                                            Income           Shares         Per Share
                                                                         (Numerator)     (Denominator)       Amount
                                                                         -----------     -------------       ------
         Income from continuing operations available to common
         stockholders'                                                    $1,126,524      24,704,886       $    0.046
                                                                          ==========      ==========       ==========
         Diluted income from continuing operations
            available to common shareholders'                             $  535,232      24,704,886       $    0.022
                                                                          ==========      ==========       ==========


5.    1998 ACQUISITIONS

Tornillo, Texas John Deere Dealership

         On June 15, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Romney Implement Company, which operated a Deere dealership in Tornillo, Texas (in the El Paso metropolitan area), for approximately $3,049,000. The Company assumed approximately $1,856,000 of indebtedness payable to Deere & Company ("Deere"), assumed other Romney indebtedness of approximately $497,000 and issued a three year 10% Convertible Note to the principals of Romney Implement Company for approximately $247,000. Principal and interest are convertible into the Company's common stock over a three year period with conversion prices at the lesser of $1 or market price (as defined) in the first year, the lesser of market price or $1.50 the second year and the lesser of market price or $2 the third year. If at any time during each of the three years market price equals or exceed the conversion price, the entire note will convert into Common Stock.

Amarillo, Texas John Deere Dealership

         On October 9, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Texas Tractor Co., which operated a Deere dealership in the Amarillo, Texas metropolitan area, for approximately $5,200,000. The Company assumed approximately $5,000,000 of indebtedness payable to Deere, paid cash of approximately $83,000 and issued 150,000 shares of the Company's common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Revenues decreased approximately $276,000 or 1.5%, to $17,573,269 for the third quarter of 1998 from $17,849,319 for the third quarter of 1997. This decrease was the result of decreases of approximately $1,012,000 at the Company's "Base-line Stores" (stores opened or acquired before 1997) and approximately $2,782,000 at the Company's three John Deere dealerships in the Northern Panhandle. The Artesia, New Mexico store, which was acquired in July 1997, contributed approximately $1,304,000 in revenue and the Tornillo, Texas dealership, which was purchased in July 1998 provided approximately $2,214,000 in revenue, which offset the above decreases.

         Sales of wholegoods decreased approximately $807,000, or 5%, to $13,876,665 for the third quarter of 1998 from $14,683,796 for the third quarter of 1997. The three Northern Panhandle stores had a decrease of approximately $2,638,000, which was due to increased competition from other John Deere dealers in the area and, unfavorable market conditions due to the severe drought in 1998. The Base-line Stores had a decrease of approximately $670,000, which was due to the timing of products that were not sold until October. These decreases were offset by strong wholegoods sales of approximately $1,076,000 at the Company's Artesia, New Mexico store, which was purchased in July 1997, in the third quarter of 1998 compared to the third quarter of 1997 and approximately $1,425,000 in sales from the Tornillo store, which was acquired in July 1998. These two stores, because of their location, experienced limited effect on their wholegoods sales from the severe Texas drought.

         Parts and service revenue increased approximately $531,000, or 17%, to $3,696,604 for the third quarter of 1998 from $3,165,523 for the third quarter of 1997. An increase in crop production provided an increase in parts and service sales of approximately $228,000 at the Company's Artesia, New Mexico store, which was acquired in July 1997, when comparing third quarter of 1998 to the third quarter of 1997. The Tornillo, Texas store, which was acquired in July 1998, provided additional parts and service revenues of approximately $788,000. These increases were offset by a $347,000 decrease at the Base-line Stores, which was the result of a delay in the fall harvest into the fourth quarter and, a decrease of approximately $138,000 at the Northern Panhandle stores, which was due primarily to unfavorable market conditions due to the severe drought in 1998 and competition from other
John Deere dealers in their market area.


GROSS PROFIT

         Gross profit increased approximately $87,000, or 3%, to $2,769,574 for the third quarter of 1998 from $2,682,210 for the third quarter of 1997. Gross profit as a percentage of total revenues increased to 15.8% for the third quarter of 1998 from 15% for the third quarter of 1997. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (82.3% of total revenues in the third quarter of 1997 compared to 79% of total revenues in the third quarter of 1998) and parts and service revenues (17.7% of total revenues in the third quarter of 1997 compared to 21.1% of total revenues in the third quarter of
1998) was the primary contributor to this increase in margins.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $424,000, to $1,946,273 for the third quarter of 1998 from $1,522,288 for the third quarter of 1997. Approximately $224,000 of the increase was due to the Tornillo, Texas store, which was acquired in July 1998. SG&A at the other stores increased approximately $150,000, which was due primarily to the increase in selling expenses. In addition, corporate administration salary, benefits and public company expenses increased by approximately $200,000, which was offset by a decrease of approximately $150,000 in one-time legal costs, incurred in 1997, when comparing the two periods.

         SG&A expense as a percentage of total revenues was 11% in the third quarter of 1998 compared to 9% in the third quarter of 1997. This increase is due primarily to increases in corporate administration expenses of approximately $50,000 and an increase in operating expenses at the store level of approximately $374,000.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $160,000 to $192,342 for the third quarter of 1998 from $32,252, for the third quarter of 1997. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels and working capital loans, in addition to acquisition debt associated with the store acquisitions in 1997 and 1998.

         Interest income of $10,583 remained relatively flat for the third quarter of 1998 compared to $15,125 for the third quarter of 1997. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In the third quarter of 1998, interest rates continued to remain competitive, which resulted in a small decrease in interest income compared to the decrease in equipment sales.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company, of approximately $30,141,000 in third quarter monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued five-year common stock options to acquire up to 925,024 shares of the Company's Common Stock at an exercise price of $0.375. This resulted in a non-cash charge of $49,951 for the three-month period.

NET INCOME

         Income from continuing operations decreased approximately $215,000, or 35%, to $390,254 for the third quarter of 1998 from $605,528 for the third quarter of 1997. This decrease was primarily the result of the increase in gross profit of approximately $87,000, which was offset by the increase in operating and administrative expenses of $423,000, the increase in interest expense and other costs of $235,000 and the decrease in the provision for income taxes of approximately $356,000.

         Earnings per share decreased to $0.016 (both basic and diluted) from $0.025 (both basic and diluted) from the third quarter of 1997 to the third quarter of 1998, primarily as the result of the decrease in net income, for the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Revenues increased approximately $9,880,000, or 25%, to $49,475,311 for the nine months ended September 30, 1998 from $39,594,806 for the nine months ended September 30, 1997. Of this increase in revenues Base-line Stores (stores opened or acquired before 1997) increased approximately $2,985,000, the Artesia, New Mexico dealership, acquired in July 1997, accounted for approximately $6,974,000 of the increase and the Tornillo, Texas store acquired in July 1998, accounted for approximately $2,370,000 of the increase. These increases were offset by a decrease of approximately $2,449,000 at the Company's three John Deere dealerships in the Northern Panhandle of Texas acquired in January 1997.

         Sales of wholegoods increased approximately $6,874,000, or 21%, to $39,338,785 for the nine months ended September 30, 1998 from $32,464,641 for the nine months ended September 30, 1997. Approximately $5,516,000 of this increase was due primarily to strong sales at the Company's Artesia, New Mexico store, which was acquired in July 1997, approximately $2,944,000 was due to strong tractor sales in the first quarter of 1998 at the Company's Seminole, Texas store and the Tornillo, Texas store, purchased in July 1998, accounted for approximately $1,425,000 of the increase. These increases in wholegoods sales were offset by a decrease of approximately $3,011,000 in the Company's Northern Panhandle stores, which was due to increased competition from other John Deere dealers in their market area and unfavorable market conditions due to the severe drought in 1998.

         Parts and service revenue increased approximately $3,006,000, or 42%, to $10,136,526 for the nine months ended September 30, 1998 from $7,130,165 for the nine months ended September 30, 1997. The Artesia, New Mexico store, which was acquired in July 1997, and the Tornillo, Texas store, which was acquired in July 1998, accounted for approximately $1,458,000 and $945,000, respectively, of this increase. The Northern Panhandle stores, which were acquired in January 1997, accounted for $562,000 and Base-line stores accounted for approximately $41,000 of this increase. These increases were primarily due to strong crop production in Southern Panhandle stores and the decline in wholegoods sales in the Northern Panhandle.

GROSS PROFIT

         Gross profit increased approximately $1,819,000, or 31%, to $7,630,262 for the nine months ended September 30, 1998 from $5,810,736 for the nine months ended September 30, 1997. Gross profit as a percentage of total revenues increased to 15.4% for the nine months ended September 30, 1998 from 14.7% for the nine months ended September 30, 1997. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (82% of total revenues for the nine months ended September 30, 1997 compared to 79.5% of total revenues for the nine months ended September 30, 1998) and parts and service revenues (18% of total revenues for the nine months ended September 30, 1997 compared to 20% of total revenues for the nine months ended September 30, 1998) was the primary contributor to this increase in margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $1,279,000, to $5,442,485 for the nine months ended September 30, 1998 from $4,163,221 for the third quarter of 1997. The Artesia, New Mexico store, which was acquired in July 1997 and the Tornillo, Texas store, which was acquired in July 1998, accounted for increases of approximately $370,000 and $264,000, respectively. The Base-line and Northern Panhandle stores accounted for approximately $469,000 of the increase which was due to the increases in selling expenses of approximately $300,000, warranty costs of $96,000 and repairs and maintenance of $73,000 at these dealerships. Corporate administration expenses increased $176,000 primarily because of increases in administrative salaries and public company expenses. SG&A expense as a percentage of total revenues increased to 11% for the nine months ended September 30, 1998 from 10.5% for the nine months ended September 30, 1997. This increase was due to higher operating expenses described above.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $266,000 to $408,388 for the nine months ended September 30, 1998 from $142,221, for the nine months ended September 30, 1997. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels, working capital loans and the acquisition debt associated with the stores acquired in 1997 and 1998.

         Interest income of $135,565 for the nine months ended September 30, 1998 remained relatively flat when compared to $141,237 for the nine months ended September 30, 1997. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. Interest rates for the nine months ended September 30, 1998 continued to remain competitive, which resulted in a relatively smaller increase in interest income compared to the increase in equipment sales.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company, of approximately $22,732,000 as the nine month average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued five-year common stock options to acquire up to 2,045,858 shares of the Company's Common Stock at an exercise price of $0.375. This resulted in a non-cash charge of $135,494 for the nine-month period.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations increased approximately $80,000, or 7%, to $1,206,906 for the nine months ended September 30, 1998 from $1,126,524 for the nine months ended September 30, 1997. This increase was primarily the result of the increase in gross profit of approximately $1,820,000, which was offset by the increase in operating expenses and other costs of approximately $1,748,000, and the decrease in the provision for income taxes of approximately $8,000.

         Earnings per share from continuing operations increased to $0.049, (both basic and diluted) from $0.046 (both basic and diluted) for the nine months ended September 30, 1997, primarily as the result of the increase in net income, for the reasons described above.

NET INCOME

         The Company recognized a loss on the discontinuation of its Marinex business operations of $591,292 for the nine months ended September 30, 1997, net of income tax benefit of $304,605. Accordingly, net income for the nine months ended September 30, 1997 was $535,232 (resulting in earnings per share of $0.022 on both a basic and diluted basis) compared to net income of $1,206,906 for the nine months ended September 30, 1998 (resulting in earnings per share of $0.049 on both a basic and diluted basis).


LIQUIDITY AND CAPITAL RESOURCES

       The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit Services, Inc. ("Deere Credit"), Agricredit Acceptance Company ("Agricredit"), and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from nine to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Agricredit provides financing for new and used equipment using variable market rates of interest based on the prime rate.

       The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the nine months ended September 30, 1998 the interest rate charged by Deere and Agricredit was prime plus 50 basis points and prime plus 150 basis points, respectively. As of September 30, 1998, the Company had floor plan payables outstanding of approximately $28,637,000, of which approximately $4,350,000 was then interest bearing.

       Cash and cash equivalents increased to $1,080,161 at September 30, 1998 from $725,928 at September 30, 1997. During the nine months ended September 30, 1998, continuing operations used net cash of $939,914 primarily because of the increase in used equipment inventory. The increase in equipment inventory of $17,630,000, which was needed to supply the increase in sales during the October and November harvest season, was funded with floor plan financing and proceeds from note borrowings. Investing activities used cash of $1,368,693 primarily for capital expenditures in the acquisition of the Tornillo, Texas Deere dealership. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional Deere dealerships in 1998, subject to the availability of debt or equity financing, of which there can be no assurance. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which occurs primarily during the Company's third and fourth quarters. As a result, sales of agricultural equipment, parts and service generally are lower in the first and second quarters. However, the Company in 1998 did not experience significant seasonal fluctuations because of the geographic location of its dealership and the difference in timing of planting and harvest seasons in these areas. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

YEAR 2000 ISSUE

         The Company is working with Deere to resolve the potential impact of the year 2000 on the ability of the dealer's computerized information system to accurately process information that may be date-sensitive. The Company's management information system software was acquired from and is supported by Deere. In formal discussions with Deere the Company has determined that the modifications designed to address this issue have been completed on several of the dealer programs as well as Deere's in-house software. The Company presently believes that Deere will complete the modification to the remaining dealer programs and its in-house software on a timely basis. However, if such modifications are not completed on a timely basis, the Company believes that the impact will not be material, since several modifications and revisions to its dealer software, that are most affected by this issue, have already been completed. The cost associated with the year 2000 issue is borne by Deere as part of its computer systems support to its dealers.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 7, 1998, at the annual meeting of stockholders of the Company the following matters were brought before the stockholders for vote:

                                                                  For                     Against           Abstain
                                                                  ---                     -------           -------
o    Election of Directors:    Paul J. Condit                  20,065,110                    -              151,780
                               John T. Condit                  20,065,110                    -              151,780
                               EA Milo Mattorano               20,065,110                    -              151,780
                               O.C. Elliott                    20,065,110                    -              151,780
                               Robert T. Maynard               20,065,110                    -              151,780
                               James D. Arnold                 20,065,110                    -              151,780
                               Mickey L. Ray                   20,065,110                    -              151,780

o    A 1-for-7 reverse stock split of the Company's Common
     Stock, $.001 par value, though the total number of
     authorized shares will remain at 50,000,000               20,006,146              169,444               41,300

o    The Company's 1998 Stock Option Plan                      17,347,706            2,837,384               31,800

         No other matters were submitted to a vote of the stockholders present.

         Because of unfavorable financial market conditions the Company has delayed effectuating the reverse stock split until early 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         10(k)    Contract with John Deere Company, dated August 19, 1998

         27       Financial Data Schedule

(b) Reports on form 8-K

         Form 8-K, Change in auditors, filed September 1, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 1998

                                       TEXAS EQUIPMENT CORPORATION

                                       By: /s/ Paul J. Condit
                                          --------------------------------
                                          Paul J. Condit
                                          President and Chief Executive Officer

                                 EXHIBITS INDEX



        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

         10(k)    Contract with John Deere Company, dated August 19, 1998

         27       Financial Data Schedule