Form 10-K405
period 1998-12-31
TEXAS EQUIPMENT CORP
filed 1999-03-30
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 1998 or TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          Common Stock, $.001 par value

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price, as of March 12, 1999, was $1,993,702 (for purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the Common Stock of the registrant have been deemed affiliates).

       The number of shares outstanding of the registrant's Common Stock, as of March 12, 1999, was 24,824,808.

                                     PART I

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The future results of Texas Equipment Corporation ("TEC" or the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Important Factors" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology is intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks or uncertainties.

ITEM 1. BUSINESS.

         The Company, a Nevada corporation, formerly Marinex Multimedia Corporation, in September 1996 exchanged its Common Stock for all of the capital stock of Texas Equipment Co., Inc., a Texas corporation ("TECI"). Unless the context otherwise indicates, the "Company" refers to TEC and its wholly owned subsidiary, TECI, and TECI's wholly owned subsidiary, New Mexico Implement Company, Inc. ("NMIC").

GENERAL

        The Company currently operates eight retail stores in two states, specializing in the distribution, sales, service and rental of agricultural equipment, primarily supplied by Deere & Company and its subsidiaries ("Deere"). The Company's stores are located in West Texas and Eastern New Mexico. The Company acquired four of its agricultural equipment stores in fiscal 1997 and two in fiscal 1998. The 1998 acquisitions extended the Company's equipment retail store network northward in West Texas with its Amarillo dealership purchase, and westward in Texas with its acquisition of one store located in Tornillo, Texas, about thirty miles southeast of El Paso, Texas and three miles from the border between the US and Mexico. The Company believes that its network of stores enables it to achieve operating benefits from increasing operational synergies. The Company's growth strategy is to continue to expand its network through future acquisitions of similar dealerships, although the Company does not presently have any agreements, written or oral, with any third party regarding a potential acquisition or business combination.

       Deere, a leading manufacturer and supplier of agricultural equipment in the United States, is the primary supplier of the equipment and parts sold by the Company. Sales of new Deere equipment by the Company accounted for approximately 68% of the Company's new equipment sales in 1998. No other supplier accounted for more than 13% of the Company's new equipment sales in 1998. The Company expects that Deere products will continue to account for the majority of its agricultural new equipment sales. The Company's stores also offer complementary equipment from other suppliers, used equipment, new and used parts, equipment rental, and other related products and services.

INDUSTRY OVERVIEW

       According to industry sources, the United States retail sales of new agricultural equipment in calendar 1998 totaled in excess of $10 billion. Deere is the leading supplier of agricultural equipment in the United States. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations, which define a trade area. Currently, Deere has in excess of 1,200 agricultural dealer locations in the United States. The Company believes that increasing needs for capital and more sophisticated management and marketing information systems of typical Deere agricultural equipment dealers, owners' concerns about succession (a substantial number of such dealers have traditionally been family-owned businesses), and Deere's increasing support for consolidation among its dealers create a business climate conducive to further consolidation of Deere agricultural dealers. The Company expects that it will have increasing opportunities to complete strategic acquisitions of Deere agricultural dealerships as this consolidation trend develops.

GROWTH STRATEGY

       The key elements of the Company's growth strategy are:

INCREASING MARKET SHARE

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

PURSUING ADDITIONAL ACQUISITIONS

       Acquisitions are expected to continue to be an important element of the Company's growth strategy, particularly given the consolidation trends among agricultural retail equipment dealers. Because of the Company's record of accomplishment in completing and integrating acquisitions, the Company believes that attractive acquisition candidates will continue to become available to the Company. The Company management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular group of dealerships can be integrated successfully into the Company's existing dealer network. Management believes that it can operate new facilities effectively and improve the operating results of acquired dealers because of economies of scale, purchasing power, and merchandising capability. Upon consummation of each acquisition, the Company integrates the dealership into its agricultural retail equipment operations by implementing the Company's operating model and seeks to enhance the acquired dealership's performance within its target market. Integration of an acquisition generally is completed within the first six to 12 months, although it can take several years before the benefits of the Company's operating model, store network, strategies, and systems are fully realized. The consent of Deere is required for the acquisition of any Deere dealership.

IMPLEMENTING THE TEC OPERATING MODEL

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

CAPITALIZING ON DIVERSITY OF OPERATIONS

       A major focus of the Company's strategy has been to expand its network of agricultural retail equipment stores into geographic areas that have a large base of agricultural activity and provide the Company with opportunities to continue to develop its store network. The Company's plan for geographic diversification into regions outside its initial base in the West Texas Panhandle will help to diminish the effects of seasonality, as well as local and regional economic fluctuations. Typically, other Deere dealers operate one to three agricultural dealership locations (generally not more than three locations) concentrated in a specific geographic region compared to the Company's eight Deere agricultural equipment stores.

WHOLEGOODS

        The Company is one of the largest Deere retail agricultural equipment dealer networks in the United States and Canada in total revenues and accounted for approximately 0.5% percent, or $35 million of Deere's United States and Canada agricultural wholegoods sales of $7.2 billion in 1998. According to industry usage, "wholegoods" represents agricultural machinery that can be sold either as an individual item or as part of a series of machines to perform certain farming operations. As of the end of fiscal 1998, the Company owned and operated eight Deere agricultural equipment stores located in West Texas and Eastern New Mexico.

        The Company is a full-service supplier to farmers, offering a broad range of farm equipment and related products. The Company's customers primarily farm cotton and peanuts in the Southern Panhandle, corn, soybeans, wheat, sugar beets, and potatoes in the Northern Panhandle, and cotton and alfalfa in eastern New Mexico and Tornillo, Texas. As a result of the customer mix and Deere's product offerings, the Company's core products include grain and peanut combines, tractors, planting equipment, and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as lawn and grounds care equipment. The sale of new and used Deere agricultural equipment is the primary focus of the Company and accounts for approximately 72% of the Company's new and used equipment sales. The Company according to local market demand also offers a variety of additional new and used wholegoods lines, which complement the Deere products and account for the remaining wholegoods sales of the Company.

        The agricultural equipment stores are located in areas with significant concentrations of farmers and typically serve customers within a 50 to 100 mile radius. Each store displays a broad array of new and used equipment and has fully-equipped service bays to provide in-store and on-site service and maintenance of agricultural equipment. The Company believes it has a competitive advantage over other agricultural dealers given its ability to draw on its network of agricultural stores for equipment, parts and service. As well as the economies of scale inherent in it's centralized administrative, purchasing, and inventory management functions.

PARTS AND SERVICE

         The Company's retail agricultural equipment stores offer a broad range of replacement parts and fully-equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service will be increasingly important to its ability to attract and retain customers for its agricultural equipment operations. Each store includes four to six service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs (other than engine and transmission overhauls) of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional in-store training conducted by the Company.

INVENTORY AND ASSET MANAGEMENT

         The Company maintains substantial inventories of equipment and parts in order to facilitate sales to customers on a timely basis. The Company also is required to build its inventory in advance of its selling seasons to ensure that it will have sufficient inventory available to meet its customer needs and to avoid shortages or delays. Deere has an inventory warehouse that its dealers may access to obtain equipment to facilitate inventory management. In addition, to maximize asset productivity, the Company maintains a complete database on sales and inventory of parts and equipment, and has a sophisticated, centralized real-time inventory control system. This system enables each store to access the available inventory of the Company's other stores before ordering additional parts or equipment from the supplier. As a result, the Company minimizes its investment in inventory while still effectively and promptly satisfying its customers' parts needs. Using this system, the Company also monitors inventory levels and inventory mix in its network and make adjustments as needed in accordance with its operating plan.

DEERE AGRICULTURAL DEALER AGREEMENTS

         The Company has non-exclusive dealer agreements with Deere for each of its Deere agricultural equipment stores, each of which authorizes the Company to act as a dealer in Deere agricultural equipment (the "Agricultural Dealer Agreements") at a specific authorized store location. The Company is not required to pay a royalty fee under the Agricultural Dealer Agreements. Rather, the Company agrees to stock, sell at retail and service Deere equipment in its defined market area. The Company's areas of responsibility for the sale of Deere agricultural equipment are in the West Texas, Texas Panhandle and Eastern New Mexico. The Agricultural Dealer Agreements continue until terminated by Deere upon a violation by the Company of the provisions contained therein and in certain other circumstances described herein, although Deere may require the execution on a new Agricultural Dealer Agreement at any time upon 30-day notice. Any termination or non-renewal of the Dealership Agreements must be done by Deere in accordance with state legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. Applicable Texas laws provide that termination or non-renewal of a dealership agreement may not be done by a manufacturer without cause. The Company has consistently had its Agricultural Dealer Agreements renewed and the Company anticipates obtaining renewals in the future. However, no assurances can be given that such renewals will be obtained.

         Pursuant to the Agricultural Dealer Agreements, the Company is required, among other things, to maintain suitable facilities, provide competent management, actively promote the sale of agricultural equipment in the designated areas of responsibility, fulfill the warranty obligations of Deere (with reimbursement at agreed rates therefor), maintain inventory in proportion to the sales potential in each area of responsibility, provide service and maintain sufficient parts inventory to service the needs of its customers, maintain adequate working capital, and maintain stores only in authorized locations. In addition, Deere has the right to have input into the selection of the Company's management personnel, including managers of the Company's Deere equipment stores. Deere is obligated to make available to the Company any finance plans, lease plans, floor plans, parts return programs, sales or incentive programs or items and marketing materials prepared by Deere for its agricultural equipment dealers. The Agricultural Dealer Agreements also entitle the Company to use John Deere trademarks and trade names, with certain restrictions.

         The agricultural equipment stores also offer John Deere lawn and grounds equipment, for which the Company has entered into non-exclusive Lawn and Garden Dealer Agreements containing substantially the same terms as the Agricultural Dealer Agreements.

         The prior consent of Deere is required for the opening of any Deere store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. Deere may immediately cancel the Agricultural Dealer Agreement by giving notice to the Company at any time after the occurrence of any of the following: (i) death of Mr. Paul J. Condit or a major shareholder unless an ownership succession plan has been approved by Deere and certain other conditions are satisfied; (ii) change of control, as defined, without the prior written consent of Deere; (iii) closeout or sale of a substantial part of the Company's business, the commencement of dissolution or liquidation proceedings with respect to the Company, or a change, without the prior written approval of Deere, in the location of the dealership's principal place of business under the agreement; (iv) default by the Company under any chattel mortgage or other security agreement between Deere and the Company; and
(v) revocation or discontinuance of any guaranty of the Company's present or future obligations to Deere.

         Under a 1998 agreement amending the terms of its dealership agreement with Deere, the Company is required to maintain an equity-to-asset ratio, as defined, of at least 30% at all times on and after the earlier of (i) December 31, 2000, (ii) 120 days following any completion of a public offering by the Company involving gross proceeds of at least $20 million, and (iii) immediately following any further expansion of the Company's agricultural area of responsibility under its Deere dealership agreements. Without Deere's prior written consent, the Company is also prohibited from making Deere agricultural dealership acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-assets ratio is below 30%, or if such ratio would fall below 30% as a result of such action. If such ratio falls below 25%, Deere may elect to terminate the dealer agreements with one year's advance written notice, although the Company has 180 days to cure. As of December 31, 1998, the Company's equity-to-asset ratio was approximately 17%. Product inventory changes have the most significant effect on the equity-to-asset ratio. The unusually high product inventory is expected to be lower at the end of fiscal 1999, which should result in a higher equity-to-asset ratio. Subsequent to the August 1998 date of such agreement, Deere waived compliance with the equity-to-asset ratio and approved the Company's acquisition of the Amarillo dealership.

         In addition to Deere, the Company is an authorized dealer at various stores for suppliers of other equipment. The terms of such arrangements vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days), upon a change of control, and in the event of Mr. Paul Condit's death.

FLOOR PLAN FINANCING

         Having adequate wholegoods and parts inventories at the Company's agricultural equipment stores is important to meeting its customer needs and is critical to achieving sales objectives. Accordingly, the

Company attempts to maintain at each store, or have readily available at other stores in its network, sufficient inventory to satisfy anticipated customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary agricultural sales seasons. The cost of financing its inventory is an important factor affecting the Company's results of operations.

         Deere and Deere Credit offer new equipment floor plan financing to Deere dealers for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Deere charges variable market rates of interest at or over the prime rate on balances outstanding after any interest-free periods and retains a security interest in the inventories, which it inspects periodically. The interest-free periods, which Deere changes periodically, are currently four to twelve months. The interest rates for new Deere equipment at year-end ranged from prime plus 50 basis point, or 8.25%, to prime plus 300 basis points, or 10.75%, depending upon the length of time the Company has the new equipment. Generally, the Company is not required to purchase new equipment until it is sold.

         Deere also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment. The used equipment floor plan rate charged by Deere is currently prime plus 300 basis points, or 10.75%; however, from September 1998 to February 1999 under Deere's disaster relief program, Deere provided the Company with a floor plan annual rate of 4.5%. To the extent available, after the interest-free period under the Deere used equipment floor plan, the Company may shift its financing to its Deere Credit wholesale line of credit to obtain a lower interest rate. The rate charged by Deere Credit's wholesale line of credit is currently a defined prime rate, which as of December 31,1998, resulted in an applicable interest rate of 7.75%.

          The Company finances equipment from manufacturers other than Deere through its lines of credit, which total $2.8 million, at three other finance companies: Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company ("EDCO") and Transamerica Distributor Financing ("Transamerica"). The Company has financing available through floor plan financing programs for equipment from manufacturers other than Deere, which may be financed by such manufacturers themselves or through third party lenders, depending on which option provides the Company with the most favorable terms. At December 31, 1998 the Company's Agricredit and EDCO lines of credit provided for interest at the rate of prime plus 150 basis points, or 9.25%, and the Company's Transamerica line of credit provided for interest at the rate of prime plus 75 basis points, or 8.5%.

CUSTOMER FINANCING OPTIONS

          Financing options for customer purchases support the sales activities of the Company. Significant financing sources for purchases by the Company's customers are through programs offered by Deere and Agricredit. Generally, the Company grants extended payment terms to only a few of its customers, who could not qualify for the above financing.

          Deere's credit subsidiaries provide and administer financing for retail purchases and leases of new and used equipment, primarily through Deere Credit. Under Deere's retail financing plan the security interest is retained by Deere Credit in the equipment financed. A small portion of the customer financing provided by Deere is recourse to the Company. Deere retains a finance reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed under the Company's two dealer accounts until the finance reserve reaches the lesser of 3% of the total dollar amount of contracts outstanding or $600,000 for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its finance reserve. The

Company's liability is capped at the amount of the finance reserve for each dealer account, which, as of December 31, 1998, was approximately $491,646 and $190,859 for its two finance reserve accounts.

          Under Deere's equipment leasing plan the security interest is retained by Deere Credit in the equipment leased. A small portion of the customer lease provided by Deere is recourse to the Company. Deere retains a lease reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each lease contract under the Company's two dealer lease accounts until the lease reserve reaches 3% of the total dollar amount of lease contracts outstanding for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its lease reserve. The Company's liability is capped at the amount of the lease reserve for each dealer account, which, as of December 31, 1998, was approximately $162,915 and $1,963 for its two lease reserve accounts.

          Deere Credit reviews the reserve account balances with the Company annually and if the reserve balances exceed the minimum requirements, Deere pays the difference to the Company. The Company has traditionally experienced a loss rate against such reserves of less than 0.5% of its total retail finance and lease contracts portfolio.

          Agricredit, through a joint venture with the Company established in September 1997, also provides financing to the Company's customers. The financing provided under the joint venture by Agricredit to its customers is non-recourse to the Company. Prior to September 1997 a portion of the customer financing provided by Agricredit was recourse to the Company. The Company's liability is limited to the portion withheld by Agricredit, which was $139,737 at December 31, 1998.

PRODUCT WARRANTIES

          The manufacturer generally provides product warranties for new equipment and parts. The term and scope of these warranties vary greatly by manufacturer and by product. The Company does not provide additional warranties to retail purchasers of new equipment. The manufacturer (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. Typically, the Company does not provide additional warranties on used equipment; however, the Company is exploring other opportunities to market extended warranties to its customers.

COMPETITION

         The Company's agricultural retail equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, Case Corporation, Caterpillar Inc., and New Holland N.V., a subsidiary of Fiat. The Company also competes with approximately 46 additional Deere agricultural dealerships located in the West Texas Panhandle and Eastern New Mexico. These Competing Deere agricultural dealers are located in close proximity to one or more of the Company's stores. In addition to the other manufacturer's dealers, the Company competes with independent used equipment dealers in its market area. Competition among all new and used retail equipment dealers is primarily based on price, value, reputation, quality, and design of the products offered by the dealer, the customer service and equipment servicing provided by the dealer, and the accessibility of the stores. The Company believes that its Deere dealership network, broad product lines, ability to expand product support, and superior quality Deere products have enabled it to compete effectively.

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

EMPLOYEES

         As of December 31, 1998, the Company employed 152 persons: 29 in sales; 78 in service; 37 in parts; and 8 in corporate administration. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with employees to be satisfactory.

EXECUTIVE OFFICERS

         The following persons are the current executive officers of the
Company:

        Name               Age                   Position
        ----               ---                   --------

Paul Condit                65      President, Director, Chief Executive Officer

John T. Condit             34      Secretary, Treasurer, Director

E.A. Milo Mattorano        53      Vice President, Chief Financial Officer

         Paul J. Condit is President, Chief Executive Officer and a director. He has a B.S. degree from Oklahoma State University and has been in the farm equipment business for over 26 years. Mr. Condit owned and operated a predecessor company and has managed the Company and served the Company in his current capacities since its inception in 1987, before which time Mr. Condit owned and operated Condit Equipment Company for approximately fifteen years.

         John T. Condit, the son of Paul J. Condit, serves as a Director and Secretary of the Company and served the Company in his current capacities since its inception in 1987. He obtained a BBA degree from Texas Tech University in 1986. Since May 1988 he has been President of Domicile Property Management, Inc., a real estate acquisition and management firm, in San Antonio, Texas.

         E.A. Milo Mattorano has served as the Company's Chief Financial Officer and a Vice President since December 1997. Prior to joining the Company, from January 1995 until December 1997, Mr. Mattorano served as Vice President and Chief Financial Officer of Axcess, Inc. (Formally Lasertechnics,

Inc.), a manufacturer of laser markers and plastic card printers. From October 1989 to December 1994, Mr. Mattorano served as Executive Vice President of Finance of Insilco Corporation, a conglomerate of manufacturing companies in various industries. Mr. Mattorano is a CPA and worked in the audit department of Deloitte & Touche for six years from 1974 to 1980. Mr. Mattorano is a graduate of Adams State College with a degree in Business Administration and Accounting.

ITEM 2.  PROPERTIES.

         The Company is headquartered in Seminole, Texas at its Deere dealer store located at 1305 Hobbs Highway, Seminole, Texas 79360. The following table sets forth the size of the Company's store locations:

   Location              Acreage          Space*       Showroom*   Parts Storage*   Shop*
   --------              -------          ------       ---------   --------------   -----
Seminole, TX              13.94           50,000         9,875        14,000        26,125

Artesia, NM              14.295           10,898         2,250         3,948         4,700

Tornillo, TX              15.63           28,000         2,500        12,000        13,500

Plains, TX                6.025           21,000         2,200         8,600        10,200

Hereford, TX              10.97           26,700         3,900        12,000        10,800

Dimmitt, TX               10.02           35,500         5,400        11,200        18,900

Amarillo, TX               9.26           15,660         1,600         6,310         7,750

Friona, TX                  5.0           18,000         4,100         5,600         8,300

Pecos, TX (1)              1.32           12,800         1,000         5,900         5,900

* In square feet
(1) Locations closed in 1997

         The Company owns all of its store locations subject to bank mortgages, which at December 31, 1998 were approximately $3.9 million.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to routine litigation in the ordinary course of business, but no currently pending litigation is believed by the Company to be material to its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of the 1998 fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to the date hereof, there has been a limited and sporadic trading market for the Company's Common Stock, which presently trades on the NASD Bulletin Board under the symbol "TEXQ." After its initial public offering in 1993, there was very little trading until the first quarter of 1996. According to information furnished by the National Quotation Bureau, the high and low bid and high and low asked quotations for each quarter during the 1997 and 1998 fiscal years are as follows:

                                                  Bid                          Asked
                                                  ---                          -----
          1997                           High           Low             High            Low
          ----                           ----           ---             ----            ---
          March 31                 $     2.25           0.56            2.50           0.63
          June 30                        0.78           0.53            0.94           0.66
          September 30                   0.75           0.28            1.00           0.34
          December 31                    0.75           0.25            0.81           0.28

          1998
          ----
          March 31                       0.81           0.38            0.88           0.44
          June 30                        0.50           0.31            0.59           0.40
          September 30                   0.47           0.28            0.53           0.31
          December 31                    0.41           0.19            0.44           0.22

These market quotations represent inter-dealer prices, without retail markup, mark down or commission and do not necessarily represent actual transactions. As of March 15, 1999, there were approximately 760 holders of record of the Company's Common Stock. During the 1997 and 1998 fiscal years the Company has not paid any dividends or redeemed, repurchased or otherwise retired any of its Common Stock, except for 250,000 share which were cancelled in 1997, and would currently be prohibited from paying cash dividends under the terms of its lines of credit and Deere dealership agreements. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                  Years Ended December 31, (1)
                                                                  ----------------------------
                                             1998             1997            1996             1995            1994
                                             ----             ----            ----             ----            ----
Net Sales                                $ 67,998,233     $ 58,366,746    $ 28,094,196     $ 25,031,608    $ 20,964,570
Gross Profit                                9,898,702        7,825,628       4,092,807        3,383,351       2,917,724
Net Income From
   Continuing Operations                      952,635          815,370         883,155          253,399          58,631
Net Income Per Share
   From Continuing Operation                     0.04             0.03            0.05             0.02            0.00
Net Income                                    952,635          274,972         736,351          253,399          58,631
Net Income Per Share                             0.04             0.01            0.04             0.02            0.00
Total Assets                               47,845,617       28,528,585      11,612,258        9,624,708       9,047,139
Long-term Debt                              4,665,409        3,796,689       1,005,762        1,195,378       1,438,888
Dividends                                        0.00             0.00            0.00             0.00            0.00

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

         As a specialty retailer, the Company distributes, sells, services, rents and finances equipment for the agricultural industry. The Company's primary supplier of new equipment and parts is Deere & Company ("Deere"). The Company operates the largest network of Deere agricultural equipment dealers in Texas and is one of the largest in the United States. The Company's stores are located in Northern and Southern Panhandle of West Texas and in Eastern New Mexico.

         The Company's growth in recent years has been due to the acquisition of agricultural equipment dealers in its operating area and implementation of its operating model. The increase in sales from acquired stores has offset the decrease in comparable store revenues (stores with full year revenues for 1997 and 1998). The decrease in comparable store revenue was the result of increased competition from other Deere dealers in the Northern Panhandle market area and unfavorable market conditions caused by the severe drought during 1998. The acquisitions are primarily the result of consolidation trends among agricultural equipment dealers and the ability of the Company to leverage its expertise in acquisitions. In October 1998 the Company acquired the Amarillo store, which had unaudited total revenues of approximately $14 million for its twelve months ended September 30, 1998. However, the Company believes that these sales were higher than are sustainable because of the prior owner's high-volume, lower-margin strategy which to some extent drew sales from dealerships in the Northern Panhandle, including certain dealerships operated by the Company. Accordingly, annual sales contributions from this store on an on-going basis, operating in conjunction with the Company's network of dealerships in West Texas, are expected to average approximately $7 million a year.

         The Company generates its revenues from sales of new and used equipment (wholegoods), sales of parts and service, and the rental of equipment. The Company's highest gross margins have historically been generated from its parts and service revenues. One of the Company's operating strategies is to increase the demand for parts and service by establishing, and then increasing, the base of wholegoods held by its customers. Due to product warranty time frames and usage patterns by customers, there generally is a time lag between wholegoods sales and the generation of significant parts and service revenues from such sales. As a result of this time lag, increases in parts and service revenues do not necessarily coincide with increases in wholegoods sales. In addition, due to differences in gross margins between wholegoods sales and parts and service, gross margins percentages (gross profit as a percentage of sales) may decline as the Company builds wholegoods market share.

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which, prior to fiscal 1998, occurred primarily during the Company's second and fourth quarters. As a result, sales of agricultural equipment were generally lower in the first and third quarters. In 1998, the Company acquired two additional stores, one in the Northern Panhandle and the other in Tornillo, Texas. Because of the current store locations, there was an overlap in the growing seasons in 1998, which had the effect of leveling out quarterly sales and inventory requirements. In 1998, the Company recorded approximately 24% of its sales in each of the first and second quarters and approximately 26% in each of the third and fourth quarters. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional retail locations and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements with Deere, Deere Credit, Agricredit, EDCO, Transamerica and commercial banks. Floor Plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed.

         Deere and Deere Credit offer floor plan financing to the Company and other Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are generally four to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other suppliers.

         The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing four acquisitions during fiscal 1997 and two in fiscal 1998. The results of operations of these acquisitions are included in the Company's results of operations only for the periods after their applicable acquisitions dates.


RESULTS OF OPERATIONS

1998 Compared to 1997

REVENUES

         Revenues increased approximately $9,600,000, or 16%, to $67,998,223 for 1998 from $58,366,746 for 1997. Of this increase in revenues, the July 1997 acquisition of a dealership in Artesia, New Mexico, with a full year of revenue, accounted for approximately $6,600,000. The dealership acquisitions in Tornillo, Texas in June 1998 and in Amarillo, Texas in October 1998, accounted for approximately $5,500,000 of the increase. In addition, comparable store revenue at the Company's Seminole and Plains, Texas stores increased by approximately $5,300,000. Higher non-Deere equipment sales into the cotton and peanut industry were the primary contributor to the increase in revenue at these two stores. The increase in revenues at these stores was offset in part by a decrease in comparable store revenues of $7,800,000 at the Company's three stores in the Northern Panhandle (Dimmitt, Friona and Hereford, Texas). This decrease in revenue was the result of competition from other Deere dealers in the area and unfavorable market conditions caused by the severe 1998 drought.

         Sales of wholegoods increased approximately $6,200,000, or 13%, to $54,329,663 for 1998 from $48,093,480 for 1997. The increase in wholegoods sales in 1998 was due to the factors discussed in the preceding paragraph.

         Parts and service revenue increased approximately $3,400,000, or 33%, to $13,668,560 for 1998 from $10,273,266 for 1997. Of this increase, $3,300,000 was due to the acquisitions discussed above. Comparable store parts and service revenues did not materially change.

GROSS MARGINS

Gross profit increased approximately $2,073,000, or 26%, to $9,898,702 for 1998 from $7,825,628 for 1997. The Company's highest gross margins are derived from its parts and service revenues. This increase was due to the increase in gross profit as a percentage of total revenues from 13.4% in 1997 to 14.5% and the increase in sales in 1998. The increase in gross margin percentage was the result of a 0.5% increase in wholegoods gross margins, which was due to higher margins received on the increase in non-Deere equipment sales, and because of higher parts and service revenue as a percentage of total revenue, which increased from 17.6% in 1997 to 20.1% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expense as a percentage of total revenues increased from 10.0% for 1997 to 11.6% for 1998. This increase is due primarily to the decrease in comparable store sales of $7,800,000 without a corresponding decrease in operating expenses and an increase in comparable administrative expenses of $510,000 as described below.

         Total selling, general, and administrative expense increased approximately $2,054,000, from $5,826,836 for 1997 to $7,880,552 for 1998. Store acquisitions account for approximately $1,191,000 of this increase. The remaining increase was the result of increases in comparable store operating expenses of approximately $353,000, which was due to higher repair and maintenance costs of approximately $71,000, higher employee medical and workers compensation benefits of approximately $162,000, higher training and warranty costs of approximately $91,000, and a net increase in the aggregate of all other operating expenses of approximately $29,000. In addition, administrative expenses increased approximately $510,000, which was due to new employee salaries, benefits and year-end bonuses of approximately $340,000, an increase in travel expense of approximately $41,000, and a net increase in the aggregate of all other administrative expenses of approximately $129,000.

INTEREST EXPENSE

         Interest expense increased approximately $331,000, or 108%, from $306,897 for 1997 to $638,116 for 1998. The increase was due primarily to the higher levels of floor plan payables associated with higher inventory levels, because of weaker demand for used equipment and the debt associated with the acquisitions in Tornillo and Amarillo, Texas.

INTEREST INCOME

         Interest income decreased approximately $10,000, or 4%, from $252,132 for 1997 to $242,628 for 1998. This income was earned in connection with the financing of customer purchases and the finance receivable reserve. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In 1998, interest rates were very competitive, and Deere provided lower bonus interest rates for a longer period in 1998 than 1997, which resulted in a decrease in interest income compared to the increase in equipment sales.

NON-CASH GUARANTEE FEE

         The non-cash guarantee fee was $154,724 in 1998 and $288,211 in 1997. This fee is recorded in connection with the personal guarantee by three major shareholders and one executive officer of the Company of approximately $30 million of accounts payable to Deere, and of a $3.9 million bank credit facility. Guarantee fees related to such arrangements were paid in the form of five-year options of 874,162 in 1997 and 3,063,833 in 1998 to acquire the Company's Common Stock with an option price of $0.375 and $0.50, respectively.

NET INCOME FROM CONTINUING OPERATIONS

         Net income from continuing operations increased approximately $137,000, or 17%, from $815,370 for 1997 to $952,635 for 1998. This increase in income from continuing operations was due primarily to approximately $990,000 in operating income from acquisitions offset by a decrease in operating income from comparable stores of $461,000, the increase in interest expense of $331,000, the increase in administrative and other expenses of approximately $239,000, a decrease in non-cash guarantee fees of $133,000 and a decrease in income tax expense of $45,000.

         Earnings per share from continuing operations (both basic and diluted) increased to $.04 in 1998 from $.03 in 1997, primarily as the result of the increase in net income.

         The Company recognized a loss on the discontinuation of its Marinex business operations of $540,398 in 1997, net of income tax benefit of $278,000. Accordingly, net income for 1997 was $274,972 (resulting in earnings per share of $0.01 on both a basic and diluted basis) compared to net income of $952,635 in 1998 (resulting in earnings per share of $0.04 on both a basic and diluted basis).

1997 Compared to 1996

REVENUES

         Revenues increased approximately $30,273,000, or 108%, from $28,094,196 for 1996 to $58,366,746 for 1997. Of this increase in revenues, $26,813,375 was due to the Company's January 1997 acquisition of three John Deere dealerships in the Texas Panhandle. The July 1997 acquisition of a dealership in Artesia, New Mexico accounted for $2,452,281 of the increase and the remaining increase of approximately $947,000 was primarily related to an increase in peanut equipment sales at the Company's Seminole, Texas dealership.

         Sales of wholegoods increased approximately $25,085,000, or 109%, from $23,008,352 for 1996 to $48,093,480 for 1997. The increase in wholegoods sales in 1997 was due to the factors discussed in the preceding paragraph. Wholegoods sales at the acquired stores also increased in the aggregate by more than $6,000,000 from their aggregate sales for the year prior to acquisition. Management believes that this increase was the result of the Company's marketing strategy, which focuses on increased market share, customer relationship training of its sales force, and close attention given to each customer in its selling areas.

         Parts and service revenue increased approximately $5,187,000, or 102%, from $5,085,844 for 1996 to $10,273,266 for 1997. Of this increase, $5,318,091 was due to the acquisitions discussed above.

GROSS PROFIT

         Gross profit increased approximately $3,733,000, or 91%, from $4,092,807 for 1996 to $7,825,628 for 1997. Gross profit as a percentage of total revenues for 1997 and 1996 were 13.5% and 14.5%, respectively. This decrease was primarily the result of lower margins on revenues of the acquired stores, which was expected, in the first year of operation following the acquisition. In addition, the Company's highest gross margins are derived from its parts and service revenues. For these periods, the modest shift in revenue mix between wholegoods sales (81.9% of total revenues in 1996 compared to 82.4% of total revenues in 1997) and parts and service revenues (18.1% of total revenues in 1996 compared to 17.6% of total revenues in 1997) contributed to this decrease in margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expense as a percentage of total revenues decreased from 10.2% for 1996 to 10% for 1997. This modest decrease was the result primarily of operating efficiencies realized from operating a greater number of stores. In addition, in 1997 the Company expensed nonrecurring legal fees of approximately $323,462 in connection with litigation between the Company and principals of Marinex, the discontinued company, and the Company's former legal and accounting firms. This litigation was settled without any significant additional cost to the Company. Total selling, general, and administrative expense increased approximately $2,955,000, from $2,871,729 for 1996 to $5,826,836 for 1997. The increase was primarily due to the operations acquired during 1997.

INTEREST EXPENSE

         Interest expense increased approximately $180,000, or 141%, from $127,151 for 1996 to $306,897 for 1997. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels and the additional debt associated with the acquisitions in the Texas Panhandle and Eastern New Mexico.

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

NON-CASH GUARANTEE FEE

         In 1997 the Company recorded a non-cash charge of $288,211 in connection with the personal guarantee by four shareholders of the Company of approximately $15 million of accounts payable to Deere & Company, and of $3.3 million credit facility at the Company's bank. Guarantee fees related to such arrangements were paid in the form of five-year options to acquire up to 874,162 shares of Common Stock with an option price of $0.375.

NET INCOME

         Net income from continuing operations decreased modestly, approximately $68,000, or 7.7%, from $883,115 for 1996 to $815,370 for 1997. This decrease was primarily the result of the non-cash guarantee charge of $288,211 and nonrecurring litigation expenses of $323,462, offset by approximately $544,000 in higher income from continuing operations before these charges. This increase in income from continuing operations was due primarily to approximately $697,000 in such income from continuing operations related to the 1997 acquisitions.

         Earnings per share from continuing operations (both basic and diluted) decreased to $.03 from $.05 when comparing 1997 to 1996, primarily as the result of an increase in weighted average outstanding shares from approximately 19.5 million to 24.7 million, in 1996 and 1997, respectively and a small decrease in net income.

         The Company recognized a loss on the discontinuation of its Marinex business operations of $540,398 in 1997, net of income tax benefit of $278,000, and a loss from discontinued operations of $146,764 in 1996, net of income tax benefit of $70,636. Accordingly, net income for 1997 was $274,972 (resulting in earnings per share of $0.01 on both a basic and diluted basis) compared to net income of $736,351 in 1996 (resulting in earnings per share of $0.04 on both a basic and diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

       The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Agricredit, EDCO, Transamerica and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from four to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufactures. All of the other financing companies mentioned above provides financing for new and used equipment using variable market rates of interest based on the prime rate. (See "Item 1 Business - Floor Plan Financing")

       Cash and cash equivalents increased to $494,132 at December 31, 1998 from $104,750 at December 31, 1997. Operating activities from continuing operations used net cash of $690,792 in 1998 primarily because of the decrease in accounts receivable of $1,070,513 and the increase in floor plan payables of $7,806,716 offset by the increase in inventory of $11,322,551, which is entirely related to the downturn in the agricultural used equipment markets in the second half of 1998. Investing activities used cash of $1,281,376 in 1998 primarily for fixed assets and inventory acquired in connection with the acquisition of two John Deere dealership in 1998. These acquisitions were partially financed by the assumption of approximately $576,000 in long-term debt and the assumption of approximately $6,912,000 in Deere floor plan debt. The Company's expenditures for fixed assets and inventory are expected to increase as it implements its business plan to acquire additional John Deere dealerships, subject to the availability of debt or equity financing, of which there can be no assurance.

EFFECTS OF INFLATION

         Inflation has not had a material impact upon operating results and the Company does not expect it to have such an impact in the future. To date, in those instances in which the Company has experienced cost increases; it has been able to increase selling prices to offset such increases in cost. There can be no assurance, however, that the Company's business will not be affected by inflation or that it can continue to increase its selling prices to offset increased costs and remain competitive.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which, prior to fiscal 1998, occurred primarily during the Company's second and fourth quarters. As a result, sales of agricultural equipment were generally lower in the first and third quarters. In 1998, the Company acquired two additional stores, one in the Northern Panhandle and the other in Tornillo, Texas. Because of the current store locations, there was an overlap in the growing seasons in 1998, which had the effect of leveling out quarterly sales and inventory requirements. In 1998, the Company recorded approximately 24% of its sales in each of the first and second quarters and approximately 26% in each of the third and fourth quarters. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

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

         The Company's management information system software was acquired from Deere. The Company also pays Deere a monthly maintenance fee for software and hardware changes and upgrades. In formal discussions with Deere, the Company has determined that the modifications designed to address Year 2000 Issues have been completed on several of the dealer programs (including related hardware) as well as Deere's in-house software, and that over 90 percent of Deere's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. Deere has informed the Company that their goal has been to have all remaining mission critical and non-mission critical systems compliant by October 31, 1999. However, if such modifications are not completed on a timely basis, the Company believes that the impact will not be material, since several modifications and revisions to its hardware and software have already been completed. The cost associated with the Year 2000 Issue as it relates to such management information system software and hardware is borne by Deere as part of its computer systems support to its dealers. The existence of embedded technology is by nature difficult to identify. While the Company believes that all other significant systems are Year 2000 compliant, the Company plans to continue testing its operating equipment.

         The Company has made a preliminary review of both its information technology (most of which, as discussed above, is Deere supplied) and its non-information technology systems to determine whether they are Year 2000 compliant. We have not identified any other material systems, which are not Year 2000 compliant. The Company has received oral assurances of Year 2000 compliance from many of the third parties with whom it has relationships.

         The Company believes that operations will not be significantly disrupted even if third parties other than Deere with whom we have relationships are not Year 2000 compliant. The Company believes that all other external service suppliers, such as manufacturers, suppliers and financial institutions (other than Deere) do not provide critical services that would affect the Company's ability to conduct its business. We believe that we will not be required to make any material expenditures to address the Year 2000 problem as it relates to our existing systems. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and we intend to continue to make efforts to ensure that third parties with whom we have relationships are Year 2000 compliant. Therefore, we cannot be certain that unexpected Year 2000 compliance problems of either the Company or our vendors, customers and service providers would not materially and adversely affect our business, financial condition or operating results. We will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans.

         Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, based upon Deere's progress to date, the Company does not expect the consequences of any of the Company's or Deere's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonable and likely worst case scenario is that the Year 2000 noncompliance of a critical third party, such as an energy supplier, could cause the supplier to fail to deliver, with the result that delivery of equipment and product support is interrupted at each of our stores. The Company believes that such a disruption in the ability to provide product and services to our customer would not result in significant loss of sales and profits.

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

ITEM 7A. QUANATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 1998, approximately 77% of the Company's debt obligations (includes short and long-term equipment and bank financing) have variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the 1998 average interest rate under these borrowings, (which average rate was approximately 9.5%) it is estimated that the Company's 1998 interest expense would have increased by approximately $166,000 resulting in a decrease in the Company's 1998 net income and after tax cash flow of approximately $108,000. In the event of an adverse change in interest rates, management would likely take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated balance sheet as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 are included under Item 14 hereof.


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

         Nonetheless, Mr. Killman indicated in the same letter to the Commission that the firm resigned because "we believe that the current internal control structure of TEC is not adequate to develop reliable financial statements." The Company strongly disagrees with this statement and believes that the internal control structure had not changed in any material respect from the preceding 1995 and 1996 fiscal years, for which the financial statements audited by Killman, Murrell & Co. had never been qualified.

         The Company believes the accounting process is critical for a number of its constituencies as well as management control. These constituencies include its stockholders and Deere & Company, and the Company's rapid growth requires heightened attention to all aspects of its accounting system and processes, including internal control. While the Company believes its systems, including internal controls, are adequate, the registrant is actively improving its accounting systems, including its internal controls. It hired a chief financial officer and controller in December 1997, and during 1997 the Company retained an operations consultant to examine the Company's processes, including its accounting processes.

         On November 3, 1997, the registrant engaged the firm of Mazars & Guerard, LLP as its independent accountants. Mazars & Guerard, LLP had previously audited the Company's discontinued Marinex operations.

         Effective September 1, 1998, the Company appointed Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 1998, to replace the firm of Mazars & Guerard, LLP (formerly Mazars and Company of New
York).

In connection therewith, the Company reported in its Form 8-K, and Mazars & Guerard, LLP concurred, there had been no disputes between management and the auditors and the auditors' reports for fiscal year 1997 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, and during the registrant's 1997 fiscal year (the only year for which it served as auditor) and the subsequent interim period to September 1, 1998 there were no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved, would have caused the accounting firm to make references in connection with its opinion to the subject matter of the disagreement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The directors and executive officers of the Company are as follows:

            Name           Age                Position
            ----           ---                --------

   Paul J. Condit          65      President, Director, Chief Executive Officer

   John T. Condit          34      Secretary, Treasurer, Director

   E.A. Milo Mattorano     53      Vice President, Chief Financial Officer

   Robert T. Maynard       63      Director

   James D. Arnold         30      Director

   Mickey L. Ray           48      Director

         Paul J. Condit is President, Chief Executive Officer and a Director. He has a B.S. degree from Oklahoma State University and has been in the farm equipment business for over 26 years. Mr. Condit has served the Company and its Subsidiary, TECI, in his current capacities since its inception in 1987, before which time Mr. Condit owned and operated Condit Equipment Company for a total of fifteen years.

         John Condit, the son of Paul J. Condit, serves as a Director and Secretary of the Company and served the Company in his current capacities since its inception in 1987. He obtained a BBA degree from Texas Tech University in 1986. Since May 1988 he has been President of Domicile Property Management, Inc., a real estate acquisition and management firm, in San Antonio, Texas.

         E.A. Milo Mattorano has served as the Company's Chief Financial Officer and a Vice President since December 15, 1997. Prior to joining the Company, from January 1995 until December 1997, Mr. Mattorano served as Vice President and Chief Financial Officer of AXCESS Inc. (formerly Lasertechnics, Inc.), a manufacturer of laser markers and plastic card printers. From October 1989 to December 1994, Mr. Mattorano served as Executive Vice President of Finance of Insilco Corporation, a conglomerate of manufacturing companies in various industries. Mr. Mattorano is a CPA and worked in the audit department of Deloitte & Touche for six years from 1974 to 1980. Mr. Mattorano is a graduate of Adams State College with a degree in Business Administration and Accounting.

         Robert T. Maynard Currently serves on the Board of AMADAS Industries, Inc. and East Carolina University Education Foundation. Mr. Maynard worked for Deere for 37 years: from 1984 to 1996, he served as the Vice President and Division Manager of Deere's Atlanta Division; from 1969 to 1984, Mr. Maynard served as Vice President and General Manager for 12 years in Deere's Industrial Equipment Co. in Moline, Illinois and 3 years in Deere's Memphis, Tennessee operation. Prior to 1969, he worked at various positions for Deere. Mr. Maynard graduated from East Carolina University with a BS degree in Business Administration.

         James D. Arnold has served as the Assistant Vice Chancellor of Texas Tech University since September 1997. From 1995 to 1997, Mr. Arnold was the Assistant Director of Development for the University of Texas at Austin. From 1993 to 1995, he was the Director of Institutional Advancement for Texas Tech Health Science Center at Odessa. Mr. Arnold worked for Dell Computer Corporation from 1991 to 1993 as a senior Account Representative. Mr. Arnold graduated with a BS degree in Business Administration from the University of Texas at Austin in 1991 and received a Master of Education in 1993 from Texas Tech University.

         Mickey L. Ray is the principal owner of Mickey Ray & Associates, an insurance and financial planning and consulting service in Midland, Texas. Mr. Ray is a CPA and was a partner in Ray, Davis & Ray Associates from 1978 until 1985, at which time he formed Mickey Ray & Associates. Prior to 1978, Mr. Ray was a controller for The O'Connor-Braman Interest, an oil and gas operation, and a controller for National City Lines, Inc., a Fortune Transportation company. A graduate of Texas Tech in 1972 with a BBA degree in accounting, Mr. Ray has served on a number of community, civic and professional boards and is a former Mayor for the City of Seminole.

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

To the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's executive officers, directors, and 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company during the last three fiscal years to each of the executive officers of the Company and its subsidiaries who served during the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                                                    -------------------                            ----------------------
NAME AND PRINCIPAL                                                                  OTHER ANNUAL   NUMBER OF SECURITIES
POSITION                             YEAR         SALARY              BONUS         COMPENSATION   UNDERLYING OPTIONS (#)
--------                             ----         ------              -----         ------------   ----------------------
Paul J. Condit                       1998        $120,101           $110,000        $         --         765,958
President and Chief Executive        1997         120,101                 --                  --         218,540
Officer                              1996          43,535            180,260                  --              --

John T. Condit                       1998           5,390                 --                  --         765,959
Secretary, Treasurer                 1997              --                 --                  --         218,540
and Director                         1996              --                 --                  --              --


E.A. Milo Mattorano                  1998         140,101             10,000                  --              --
Vice President and Chief             1997           5,384(1)              --                  --         300,000
Financial Officer                    1996              --                 --                  --              --

         (1)      Mr. Mattorano began employment on December 15, 1997.

Employment Contracts with Executive Officers

         The Company and E.A. Milo Mattorano are parties to an employment agreement, which provides for an indefinite period of employment at a minimum annual base salary of $140,000, subject to increase by the Board of Directors. The agreement also provides for the payment to Mr. Mattorano of up to one times his annual salary in the event he is terminated after a change in control (as defined in the employment agreement) and, if he is terminated without cause the agreement provides for the payment of 25% of his annual salary. The employment agreement also provides for cash bonuses of (i) $5,000 for each additional Deere dealership that is purchased by the Company; (ii) up to $15,000 based on the increase in net income in fiscal year 1998 compared to fiscal year 1997; and
(iii) one half of one percent of new capital received by the Company. In addition, 300,000 Common Stock options were also granted at an exercise price of $0.50 under this agreement. The agreement also contains confidentiality and non-competition provisions.

         The Company has no other written employment contracts with its officers.

Option Grants

         The following table sets forth information relating to stock option grants made by the Company to each of the Named Executive Officers of the Company during the fiscal year ended December 31, 1998. The Company has no plans that provide for the granting of stock appreciation rights.

                              OPTION GRANTS IN 1998

                                                                                          Potential Realizable Value
                                                                                           At Assumed Annual Rates
                                                                                         Of Stock Price Appreciation
                                  Individual Grants                                             For Option Term
-------------------------------------------------------------------------------------------------------------------
           (a)              (b)              (c)              (d)              (e)       (g)         (h)
-------------------------------------------------------------------------------------------------------------------
                            Number of      Percent of
                            Securities    Total Options
                            Underlying     Granted to        Exercise or
                             Options      Employees in       Base Price      Expiration
           Name              Granted       Fiscal Year        ($/share)         Date           5%           10%
------------------------- ------------- ---------------- ------------------ ------------ ------------- -------------
Paul J. Condit              123,401(1)         4%               0.50           3/31/03         $ 6,022      $ 23,757
Paul J. Condit              156,808(1)         5%               0.50           6/30/03               0        16,299
Paul J. Condit              231,256(1)         7%               0.50           9/30/03           4,276        35,676
Paul J. Condit              254,494(1)         8%               0.50          12/31/03               0           836

John T. Condit              123,401(1)         4%               0.50           3/31/03           6,022        23,757
John T. Condit              156,808(1)         5%               0.50           6/30/03               0        16,299
John T. Condit              231,256(1)         7%               0.50           9/30/03           4,276        35,676
John T. Condit              254,494(1)         8%               0.50          12/31/03               0           836

EA Milo Mattorano               --             --                --              --                 --            --

         (1) Represents five-year options granted on a quarterly basis in connection with the personal guarantee by Mr. Paul J. Condit and Mr. John T. Condit of the Company's floor plan with Deere and bank debt at an exercise price determined by the Board to be in excess of fair market value at the date of grant. Potential Realizable Values are calculated based upon the closing price on the date of award, which was $0.43, $0.38, $0.41 and $.031, respectively for the four quarterly awards.

Aggregate Option Exercises and Fiscal Year-End Option Value

     The following table sets forth information relating to the exercise of common stock options by each of the Named Executive Officers of the Company, during the fiscal year ended December 31, 1998 and the value of such individuals' unexercised common stock options as of December 31, 1998.

                     AGGREGATE OPTION EXERCISES IN 1997 AND
                         DECEMBER 31, 1998 OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING               VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                                                   DECEMBER 31, 1998           DECEMBER 31, 1998(1)
                                                                   -----------------           --------------------
                                                                           #                             $
                                NUMBER OF                             EXERCISABLE/                 EXERCISABLE/
                                 SHARES        VALUE REALIZED         ------------                 ------------
                                ACQUIRED       --------------        UNEXERCISABLE                 UNEXERCISABLE
NAME                           ON EXERCISE                           -------------                 -------------
----                           -----------
                                    #
Paul J. Condit                    --               --              984,499         --             $   -      $   -

John T. Condit                    --               --              984,499         --                 -          -

E.A. Milo Mattorano               --               --               75,000      225,000               -          -


         (1) Based upon the closing bid price of $0.31 at December 31, 1998

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth the number of shares of Common Stock beneficially owned as of March 15, 1999 for (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (the only outstanding securities of the Company), (b) each current director of the Company, (c) each of the Named Executive Officers of the Company and (d) all directors and executive officers as a group. Except as otherwise indicated, the persons or entities set forth in the table below have sole investment and voting power with respect to all shares shown as beneficially owned, subject to community property laws, where applicable. The business address of each director and each current executive officer is c/o Texas Equipment Corporation, 1305 Hobbs Highway, P.O. Box 790, Seminole, Texas, 79360.

                                  NAME AND ADDRESS              AMOUNT AND NATURE OF
         TITLE OF CLASS          OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP     PERCENT OF CLASS
         --------------          -------------------            --------------------     ----------------
         Common Stock            Paul J. Condit                        984,499(1)              3.8%

         Common Stock            John T. Condit                      4,001,166(1)             15.5%

         Common Stock            Paul J. Condit II.                  6,601,165(1)             25.6%

         Common Stock            Jeffery E. Condit                   6,601,165(1)             25.6%

         Common Stock            All directors and
                                 executive officers as
                                 a group (6 persons)                 5,060,665                19.6%

         (1) Includes, in each case, the right to acquire 984,499 shares of Common Stock pursuant to options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1997 and 1998 the Company recorded a non-cash charge of $288,211 and $154,724, respectively in connection with the personal guarantee by the Condit family of approximately $30 million of accounts payable to Deere & Company, and of a $3.9 million credit facility at the Company's bank. These required guarantee arrangements were paid in the form of five-year options to acquire up to 874,162 and 3,063,833 shares of Common Stock with an option price of $0.375 and $0.50 in 1997 and 1998, respectively. These options were paid pursuant to a continuing agreement, which contemplates a guarantee fee, payable in stock options of up to 6% of the average outstanding guaranteed balance. The Company believes that this transaction was made on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements

    The following financial statements are included herewith:

                                                                            Page
                                                                            ----

       Independent Auditors' Report - Ernst & Young, LLP                    F-2
       Independent Auditors' Report - Mazars & Guerard, LLP                 F-3
       Independent Auditors' Report - Killman Murrell and Company, P.C.     F-4
       Consolidated Balance Sheets                                          F-5
       Consolidated Statements of Operations                                F-7
       Consolidated Statements of Stockholders' Equity                      F-8
       Consolidated Statements of Cash Flows                                F-9
       Notes to Consolidated Financial Statements                           F-11

(b) Reports on Form 8-K

         Form 8-K filed on September 1, 1998 reporting a change of Certifying Accountants

(c) Exhibits

         Item No.                          Item                                   Method of Filing
         --------                          ----                                   ----------------
           3(a)       Articles of Incorporation......................    Incorporated  by reference to Exhibit 3(a) to
                                                                         the Company's 1996 Form 10-K
           3(b)       By-Laws........................................    Incorporated  by reference to Exhibit 3(b) to
                                                                         the Company's 1996 Form 10-K
           10(a)      Acquisition Agreement for Texas                    Incorporated  by reference to Exhibit 3(a) to
                        Equipment Co. Inc............................    the Company's 1996 Form 10-K
           10(j)      Contract with John Deere & Company.............    Incorporated  by reference to Exhibit 3(j) to
                                                                         the Company's 1996 Form 10-K
           10(k)      Contract with John Deere & Company.............    Incorporated  by reference  to Exhibit  10(k)
                                                                         to the Company's 9/30/1998 Form 10-Q
            21        List of Subsidiaries...........................    (filed herewith)
           23(a)      Consent of Killman, Murrell &
                         Company, P.C................................    (filed herewith)
           23(b)      Consent of Mazars & Guerard, LLP...............    (filed herewith)
            27        Financial Data Schedule........................    (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 1999

                                      TEXAS EQUIPMENT CORPORATION

                                      By: /s/ Paul J. Condit
                                         ------------------------------------
                                         Paul J. Condit
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature                             Title                             Date
           ---------                             -----                             ----
/s/ Paul J. Condit               Chairman of the Board, President, Chief
-------------------------------  Executive Officer and Director
Paul J. Condit                   (principal executive officer)                  March 29, 1999

/s/ John T. Condit               Director and Secretary                         March 29, 1999
-------------------------------
John T. Condit

/s/ E.A. Milo Mattorano          Vice President, Chief Financial Officer,
-------------------------------  and Chief Accounting Officer (principal
E.A. Milo Mattorano              financial and accounting officer)              March 29, 1999

/s/ Robert T. Maynard            Director                                       March 29, 1999
-------------------------------
Robert T. Maynard

/s/ James D. Arnold              Director                                       March 29, 1999
-------------------------------
James D. Arnold

/s/ Mickey L. Ray                Director                                       March 29, 1999
-------------------------------
Mickey L. Ray

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1998


                        INDEX                                                    PAGE
                        -----                                                    ----
INDEPENDENT AUDITORS' REPORT - Ernst & Young, LLP                                 F-2

INDEPENDENT AUDITORS' REPORT - Mazars & Guerard, LLP                              F-3

INDEPENDENT AUDITORS' REPORT - Killman Murrell and Company, P.C.                  F-4

CONSOLIDATED BALANCE SHEETS                                                       F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                             F-7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                   F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS                                             F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       F-11

                         REPORT OF INDEPENDENT AUDITORS



To the shareholders and Board of Directors
Texas Equipment Corporation and Subsidiaries


         We have audited the consolidated balance sheet of Texas Equipment Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statement of operations, stockholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flow for the year then ended in conformity with generally accepted accounting principles.





                                                         Ernst & Young LLP
Dallas, Texas
February 19, 1999

                          INDEPENDENT AUDITOR'S REPORT



To the shareholders and Board of Directors
Texas Equipment Corporation and Subsidiaries


         We have audited the consolidated balance sheet of Texas Equipment Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statement of operations, stockholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 1997, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.





                                                Mazars & Guerard, LLP.
                                                Certified Public Accountants

New York, New York
March 7, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       BOARD OF DIRECTORS AND STOCKHOLDERS

Texas Equipment Corporation
1305 Hobbs Highway
Seminole, Texas 79360

We have audited the accompanying consolidated balance sheets of Texas Equipment Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statement of operations, stockholders' equity, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 1996, and the result of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.



KILLMAN, MURRELL AND COMPANY, P.C.

Odessa, Texas
February 12, 1997

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                     ASSETS


                                                                           December 31,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               ------------         ------------
CURRENT ASSETS
          Cash and cash equivalents                            $    494,132         $    104,750
          Accounts receivable (less allowance for
              doubtful accounts of $ 109,945  and
              $ 76,000 for 1998 and 1997, respectively)             486,845              185,821
          Other receivables                                         594,177            1,965,714
          Inventories                                            39,241,714           21,039,882
                                                               ------------         ------------

               TOTAL CURRENT ASSETS                              40,816,868           23,296,167

PROPERTY AND EQUIPMENT, NET                                       5,725,916            4,027,731

FINANCE RECEIVABLES                                                 987,120              836,967

RECEIVABLES FROM OFFICER                                            142,290               92,618

GOODWILL, net of accumulated
           Amortization of $79,456
           and  $66,743 for 1998 and 1997, respectively             111,242              123,955

OTHER ASSETS                                                         62,181              151,147
                                                               ------------         ------------

                                                               $ 47,845,617         $ 28,528,585
                                                               ============         ============

                                      F-5
                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                  ---------------------------
                                                                      1998           1997
                                                                  ------------   ------------
Current Liabilites

   Floor plan payables                                            $ 30,139,947   $ 15,235,375
          Accounts payable                                             877,391        810,254
          Accrued liabilities                                          380,778        454,396
          Income tax liability                                         648,544        422,503
          Current maturities of
            long-term debt                                           2,836,641        830,327
                                                                  ------------   ------------

TOTAL CURRENT LIABLITIES                                            34,883,301     17,752,855

Long-term debt, net of
   current maturities                                                4,665,409      3,796,689

Deferred tax liability                                                 233,074        233,074

Commitments and Contigencies

Stockholders' equity

Common stock, $.001 par value
    authorized 50,000,000, issued
    and outstanding 24,824,808 in 1998
    and 24,549,808 in 1997                                              24,823         24,548
Additional capital                                                   3,188,276      2,823,320
Retained earnings                                                    4,850,734      3,898,099
                                                                  ------------   ------------

               TOTAL STOCKHOLDERS' EQUITY                            8,063,833      6,745,967
                                                                  ------------   ------------

                                                                  $ 47,845,617   $ 28,528,585
                                                                  ============   ============

                                      F-6
                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended December 31,
                                                               -----------------------------------------
                                                                   1998          1997           1996
                                                               ------------   -----------   ------------
REVENUES                                                       $ 67,998,233  $ 58,366,746   $ 28,094,196

COST OF SALES                                                    58,099,531    50,541,118     24,001,389
                                                               ------------  ------------   ------------

GROSS PROFIT                                                      9,898,702     7,825,628      4,092,807

SELLING,GENERAL AND
  ADMINISTRATIVE EXPENSES                                         7,880,552     5,826,836      2,871,729
LITIGATION EXPENSES                                                      --       323,462             --
                                                               ------------  ------------   ------------
INCOME FROM OPERATIONS                                            2,018,150     1,675,330      1,221,078

OTHER INCOME (EXPENSE)
  Interest income                                                   242,628       252,132        175,465
     Non-cash guarantee fee                                        (154,724)     (288,211)            --
     Interest expense                                              (638,116)     (306,897)      (127,151)
     Other income                                                    12,687        55,518         38,756
                                                               ------------  ------------   ------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE TAXES                                          1,480,625     1,387,872      1,308,148

INCOME TAX EXPENSE                                                  527,990       572,502        425,033
                                                               ------------  ------------   ------------
INCOME FROM CONTINUING OPERATIONS                                   952,635       815,370        883,115

DISCONTINUED OPERATIONS
    Loss on discontinued operations less income tax benefit
    of $278,000 in 1997 and $ 70,636 in 1996                             --      (540,398)      (146,764)
                                                               ------------  ------------   ------------
NET INCOME                                                     $    952,635  $    274,972   $    736,351
                                                               ============  ============   ============

NET INCOME (LOSS) PER SHARE
    Basic
    - Continuing operations                                    $        .04  $        .03   $        .05
    - Discontinued operations                                            --          (.02)          (.01)
                                                               ------------  ------------   ------------
            Total                                              $        .04  $        .01   $        .04
                                                               ============  ============   ============
    Diluted
    - Continuing operations                                    $        .04  $        .03   $        .05
    - Discontinued operations                                            --          (.02)          (.01)
                                                               ------------  ------------   ------------
            Total                                              $        .04  $        .01   $        .04
                                                               ============  ============   ============

NUMBER OF SHARES USED IN COMPUTATION
    Basic                                                        24,686,178    24,695,641     19,499,936
                                                               ============  ============   ============
    Diluted                                                      24,921,308    24,823,766     19,531,186
                                                               ============  ============   ============

                                      F-7
                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                                                     Total
                                          Common       Stock         Additional     Retained      Stockholders'
                                          Shares       Amount         Capital       Earnings         Equity
                                        ----------   -----------     ----------    -----------    -------------
BALANCE, DECEMBER 31, 1995              16,850,000   $    16,850     $  504,351    $ 2,886,776    $   3,407,977

Sale of common stock, net                7,949,808         7,948      2,030,508             --        2,038,456
Net income                                      --            --             --        736,351          736,351
                                        ----------   -----------     ----------    -----------    -------------

BALANCE, DECEMBER 31,1996               24,799,808        24,798      2,534,859      3,623,127        6,182,784

Stock options issued                            --            --        288,211             --          288,211
Litigation settlement                     (250,000)         (250)           250             --               --
Net income                                      --            --             --        274,972          274,972
                                        ----------   -----------     ----------    -----------    -------------

BALANCE, DECEMBER 31, 1997              24,549,808        24,548      2,823,320      3,898,099        6,745,967

Stock options issued - guarantee fee            --            --        154,724             --          154,724
Convertible debt discount                       --            --        123,319             --          123,319
Stock issued                               275,000           275         86,913             --           87,188
Net income                                      --            --             --        952,635          952,635
                                        ----------   -----------     ----------    -----------    -------------

BALANCE, DECEMBER 31, 1998              24,824,808   $    24,823     $3,188,276    $ 4,850,734    $  8 ,063,833
                                        ==========   ===========     ==========    ===========    =============


                                      F-8
                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Years ended December 31,
                                                                      ---------------------------------------
                                                                          1998          1997          1996
                                                                      ------------  ------------   ----------
OPERATING ACTIVITIES
    Net income                                                        $    952,635  $    274,972   $  736,351
     Adjustment to reconcile net income to net cash
      provided by continuing operating activities:
         Discontinued operations                                                --       540,398      146,764
         Amortization and depreciation                                     454,109       363,101      163,553
         Loss on disposal of assets                                             --            --        3,502
         Common stock issued                                                34,688            --           --
         Deferred taxes                                                         --       125,874     (262,300)
         Guarantee fee                                                     154,724       288,211           --
CHANGES IN ASSETS AND LIABILITIES,
    net of effects of business acquired or discontinued:
         Accounts receivable                                             1,070,513    (1,092,899)    (849,636)
         Receivables from affiliates                                            --        18,828           --
         Inventories                                                   (11,322,551)  (10,517,926)   1,059,050
         Prepaid expenses                                                       --        12,500      (12,500)
         Floor plan payable                                              7,806,716     8,175,890     (906,446)
         Accounts payable                                                   67,137       372,690          612
         Accrued liabilities                                               (73,617)      272,625       64,314
         Finance receivable                                               (150,153)     (105,939)     (37,354)
         Income tax liability                                              226,041      (388,297)     460,231
         Other assets                                                       88,966         1,954      149,034
CASH PROVIDED BY (USED IN) CONTINUING
                                                                      ------------  ------------   ----------
     OPERATING ACTIVITIES                                                 (690,792)   (1,658,018)     715,175

CASH USED IN DISCONTINUED OPERATIONS                                            --      (540,398)    (146,764)
                                                                      ------------  ------------   ----------

    NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                             (690,792)   (2,198,416)     568,411
                                                                      ------------  ------------   ----------
CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES
         Purchases of land, buildings and equipment                       (399,150)     (558,554)    (126,126)
         Store Acquisitions                                               (832,554)   (2,512,761)          --
         Stockholders' receivables                                         (49,672)      123,192       27,454
         Proceeds from sale of equipment                                        --            --       46,500
                                                                      ------------  ------------   ----------
    NET CASH FLOWS USED IN
        INVESTING ACTIVITIES                                            (1,281,376)   (2,948,123)     (52,172)
                                                                      ------------  ------------   ----------


                                      F-9
                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Years ended December 31,
                                                                      ---------------------------------------
                                                                          1998          1997          1996
                                                                      ------------  ------------   ----------
CASH FLOW PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
        Proceeds from note borrowings                                 $  8,628,174  $  3,836,657   $  775,149
        Repayments of note borrowings                                   (6,266,624)   (1,246,426)    (840,190)
        Sale of common stock                                                    --            --    1,959,829
                                                                      ------------  ------------   ----------
    NET CASH FLOW PROVIDED BY
        FINANCING ACTIVITIES                                             2,361,550     2,590,231    1,894,788
                                                                      ------------  ------------   ----------

NET INCREASE (DECREASE) IN CASH                                            389,382    (2,556,308)   2,411,027

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD                                                  104,750     2,661,058      250,031
                                                                      ------------  ------------   ----------

CASH AND CASH EQUIVALENTS AT THE END
  OF THE PERIOD                                                       $    494,132  $    104,750   $2,661,058
                                                                      ============  ============   ==========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
       Cash paid during the period for:
         Interest expense                                             $    638,116  $    360,028   $  135,260

         Income taxes                                                 $    352,350  $    134,502   $  143,918


                                      F-10
                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 1:  BUSINESS

The consolidated financial statements of Texas Equipment Corporation ("the Company") ("TEC") (a Nevada Corporation, formerly Marinex Multimedia Corporation and Hard Funding, Inc.) include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI"), Marinex Multimedia Corporation ("Marinex") (the Discontinued Company) and New Mexico Implement Company, Inc. ("NMIC"). TEC was acquired by Marinex with TEC being the successor entity on September 17, 1996. The acquisition has been accounted for as a reverse acquisition as discussed herein.

The Company, is a retailer of agricultural equipment primarily supplied by Deere & Company ("Deere") and other equipment with its headquarters in Seminole, Texas. TECI's market area represents West Texas, the Texas Panhandle and Eastern New Mexico. In excess of ninety percent (90%) of equipment sales are made to customers participating in agriculture; therefore, the Company has a concentration of customers in a geographic area in a single industry and is dependent upon Deere for a significant portion of its new and used equipment purchases.

During 1997, the Company implemented a plan to discontinue the operations of Marinex, a New York corporation, engaged in the business of the creation of digital content including a CD-ROM magazine and entertainment site on the worldwide web. Accordingly, all such financial data related to Marinex has been presented as discontinued operations.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

CASH AND EQUIVALENTS

         The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined using the specific identification method for new and used agricultural equipment and average cost for parts.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the related item, are capitalized and depreciated. Depreciation is provided for over the estimated useful lives of the individual assets using accelerated and straight-line methods.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

REVENUE RECOGNITION

         Revenue on equipment and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time such services are provided.

FINANCE RECEIVABLES

         The Company has entered into retail finance and lease agreements with two credit corporations whereby the Company customers can finance or lease selected purchases from the Company and the Company guarantees a portion of the leased or financed balance. The security interest is retained by the credit corporations in the equipment leased or financed. A small portion of the customer contract is recourse to the Company. The credit corporations review the reserve balances with the Company annually and if the reserve balance exceed certain minimum requirements, the difference is paid to the Company. The finance receivables are recognized as income when the credit corporations fund the loans. The Company has traditionally experienced a loss rate against such finance and lease reserves of less than 0.5% of its total retail contracts and lease portfolio. In 1998 the Company has provided a reserve for loss of $109,945 associated with all of its receivables. The Company receives interest income on the finance receivable held by the finance Company.

FLOOR PLAN PAYABLES

         Deere provides various inventory-financing arrangements for its dealers. The terms of these arrangements generally include a four-to-twelve-month interest-free term followed by a term during which interest is charged. Payoff of the floor plan generally occurs at the earlier of sale of the equipment or in accordance with the terms of the financing arrangements. All amounts owed to Deere are guaranteed by the majority stockholders of the Company and are collateralized by inventory.

ACCOUNTING FOR INCOME TAXES

         The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected impact of the differences between the financial statements and tax basis of assets and liabilities.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998



NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

CONCENTRATION OF CREDIT RISK CONTINGENCIES

         The Company places its cash and temporary cash investments with highly creditworthy financial institutions.

         The Company grants credit, generally with collateral, to its customers, which are located in the Company's market area. Management believes that its billing and collection policies are adequate to minimize potential credit risk.

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

EARNING (LOSS) PER SHARE

         In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128). All earnings per share amounts for all periods have been presented, and as appropriate, restated to conform to FAS No. 128.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to current year presentation.

RECAPITALIZATION

         In September 1996 the Company acquired TECI, and issued 16,850,000 shares of common stock in exchange for all of the capital stock of TECI. The Company had no significant operations prior to September 1996 through its Marinex subsidiary, and the TECI shareholders received 68% of the outstanding shares. Accordingly, the transaction has been accounted for as a reverse acquisition by TECI. The capital structure of TEC has been recapitalized to account for the equity structure subsequent to the acquisition, as if TECI had been the issuer of the common stock for all periods presented. Accordingly the preferred stock originally issued and outstanding by TECI prior to the acquisition has not been presented since such preferred stock is now accounted for as part of the 16,850,000 shares of Common Stock outstanding.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

DEALERSHIP AGREEMENTS

         The Company has entered into agreements with Deere, which authorize the Company to act as an authorized dealer of Deere agricultural equipment. The dealer agreements continue until terminated by Deere or the Company in accordance with certain specified provisions.

         The Company is required to meet certain performance criteria and equity ratios, to maintain suitable facilities, to actively promote the sale of Deere equipment, to fulfill warranty obligations, and to maintain stores only in the authorized locations. The Company's principal stockholders are also required to maintain certain voting control and ownership interests. The agreement also contains certain provisions that must be complied with in order to retain the Company's dealership agreements in the event of certain changes in control, as defined, or the death of the chief executive officer of the Company.

         Deere is obligated to make available to the Company a floor plan and other financing programs that it offers to other dealers, provide promotional and marketing materials, and authorize the Company to use Deere trademarks and trade names.

         Sales of Deere related new equipment and parts aggregate to 52%, 45% and 47% of the total sales for the years ended December 31, 1998, 1997 and 1996, respectively.

 ACCOUNTING FOR LONG-LIVED ASSETS

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1998 the Company believes that there has been no impairment of its long-lived assets.

STOCK BASED COMPENSATION

         The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123, as of December 31, 1998.

NOTE 3:  BUSINESS SEGMENT DATA FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND
         1996


DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

The Company has two reportable segments: wholegoods and product support. Distribution of these products and services are made directly to customers through eight Deere dealerships located in West Texas, Texas Panhandle and Eastern New Mexico. Wholegoods represents agricultural equipment that can be sold either as an individual item or as part of a series of machines to perform certain farming operations. Product support represents replacement parts for equipment and the service of the agricultural equipment on-site or at the dealer location.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 3: BUSINESS SEGMENT DATA FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONT'D)


MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and profits are insignificant.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are business units that offer different products or services. The reportable segments are each managed separately because they each distribute distinct products and services in the initial and after-market environment.

      YEAR ENDED DECEMBER 31, 1998                                        Product
                                                          Wholegoods      Support
                                                         ------------  ------------
      Sales and revenues from external customers         $ 54,329,666  $ 13,668,567
      Depreciation expense                                    142,773       286,311
      Segment operating profit                              2,265,984     1,088,973
      Segment assets:
          Property, plant and equipment                       970,343     4,626,463
          Inventory                                        34,932,560     4,309,154
                                                         ------------  ------------

      YEAR ENDED DECEMBER 31, 1997
      Sales and revenues from external customers           48,093,473    10,273,273
      Depreciation expense                                    132,788       210,310
      Segment operating profit                              2,012,984       763,140
      Segment assets:
          Property, plant and equipment                       546,344     3,352,367
          Inventory                                        16,649,319     4,390,563
                                                         ------------  ------------

      YEAR ENDED DECEMBER 31, 1996
      Sales and revenues from external customers           23,008,441     5,085,755
      Depreciation expense                                     58,379        92,461
      Segment operating profit                                945,570       526,797
      Segment assets:
          Property, plant and equipment                       286,181       841,467
          Inventory                                         3,634,092     1,746,096
                                                         ------------  ------------

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 3: BUSINESS SEGMENT DATA FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONT'D)



RECONCILIATION OF SEGMENT INFORMATION TO THE CONSOLIDATED FINANCIAL STATEMENTS

      REVENUE                                                                DECEMBER 31,
      -------                                                                ------------
                                                               1998              1997               1996
                                                           ------------      ------------       ------------
      Total external revenues for reportable segments      $ 67,998,233      $ 58,366,746       $ 28,094,196

                                                           ------------      ------------       ------------
             Total consolidated revenue                      67,998,233        58,366,746         28,094,196
                                                           ------------      ------------       ------------
      OPERATING PROFIT
      ----------------
      Total profit for reportable segments                    3,354,957         2,776,124          1,472,367
      Unallocated amounts:
             Administrative expense                          (1,336,807)       (1,100,794)          (251,289)
             Other income                                        12,687            55,518             38,756
             Interest expense                                  (638,116)         (306,897)          (127,151)
             Interest income                                    242,628           252,132            175,465
             Non-cash guarantee fee                            (154,724)         (288,211)                --
                                                           ------------      ------------       ------------
             Total consolidated income before taxes           1,480,625         1,387,872          1,308,148
                                                           ------------      ------------       ------------
      ASSETS
      ------
      Total assets for reportable segments                   44,838,520        24,938,593          6,507,836
      Other assets                                            3,007,097         3,589,992          5,104,422
                                                           ------------      ------------       ------------
             Total consolidated assets                       47,845,617        28,528,585         11,612,258
                                                           ------------      ------------       ------------
      OTHER SIGNIFICANT ITEMS
      -----------------------
      Depreciation expense                                      429,084           343,098            150,840
      Other depreciation and amortization                        25,025            20,003             12,713
                                                           ------------      ------------       ------------
             Total depreciation and amortization                454,109           363,101            163,553
                                                           ------------      ------------       ------------

NOTE 4:  DISCONTINUED OPERATIONS

In the second quarter of 1997 the Company implemented a plan to discontinue the operations of Marinex, which included the complete liquidation of Marinex's assets. As of December 31, 1997 Marinex was liquidated and accordingly there were no assets or liabilities recorded. A reclassification of $818,398 and $217,400 of expenses recorded in selling, general and administrative expenses for the year ended December 31, 1997 and 1996 were made to discontinued operations, such amount has been presented net of income tax benefits of $278,000 and $70,636 for 1997 and 1996, respectively.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 5:  ACQUISITIONS

On June 15, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Romney Implement Company, which operated a Deere dealership in Tornillo, Texas (in the El Paso metropolitan area), for approximately $3,082,000. The Company assumed approximately $1,679,000 of indebtedness payable to Deere, assumed other Romney indebtedness of approximately $408,000, new bank loan for $571,000, cash of $177,000 and issued a three year 10% Convertible Note to the principals of Romney Implement Company for approximately $247,000. (See Note 11 for details of the Convertible
Note).

On October 9, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Texas Tractor Co., which operated a Deere dealership in the Amarillo, Texas metropolitan area, for approximately $5,537,000. The Company assumed approximately $5,233,000 of indebtedness payable to Deere and approximately $168,000 under bank note payable, paid cash of approximately $83,000 and issued 150,000 shares of the Company's Common Stock, which had a market value at closing of approximately $53,000.

In January 1997, the Company acquired the assets of three John Deere franchise stores in two separate purchase agreements. In July 1997, the Company acquired a fourth John Deere franchise store. The terms of each purchase agreement are summarized as follows:

         a) The building, land, equipment and inventory of one store were purchased for approximately $1,316,000. The Company paid approximately $452,000 cash, assumed approximately $564,000 payable to Deere and new bank debt of $300,000.

         b) The building, land, equipment and inventory of two stores were purchased for approximately $5,140,000. The Company paid approximately $398,000 cash, a note to the seller for $258,000, assumed approximately $3,476,000 of indebtedness payable to Deere and new bank debt of approximately $1,008,000.

         c) The building, land, equipment and inventory of the store acquired in July 1997 was purchased for approximately $1,261,000. The Company assumed approximately $829,000 of indebtedness payable to Deere, paid approximately $144,000 cash, new bank debt of approximately $212,000 and a note payable to seller of $76,000.

The acquisition of the above stores has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values.

The following information summarizes the unaudited pro-forma results of operations of the Company for the years ended December 31, 1998 and 1997 as if the aforementioned acquisitions had occurred on January 1, of the year sale occurred and included such adjustments, which are directly attributable to the acquisition. This information should not be considered indicative of future results of operations or the results that would have been obtained had the acquisitions actually occurred on January 1, of the year presented.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 5:  ACQUISITIONS (CONT'D)

                                                       1998           1997
                                                    (Unaudited)    (Unaudited)
                                                    ------------   ------------
             Revenue                                $ 81,768,629   $ 75,301,454
                                                    ============   ============

             Net income                             $    966,205   $    329,200
                                                    ============   ============

             Net income per share - Basic
                 And Diluted                        $       0.04   $       0.01
                                                    ============   ============


NOTE 6:  INVENTORIES

At December 31, 1998 and 1997, inventories consisted of:

                                                        1998           1997
                                                    ------------   ------------
             New equipment                          $ 19,830,691   $ 12,019,361
             Used equipment                           15,101,869      4,629,958
             Parts                                     4,309,154      4,390,563
                                                    ------------   ------------
                                                    $ 39,241,714   $ 21,039,882
                                                    ============   ============

Substantially all the inventories are pledged as security for the floor plan payables to Deere.


NOTE 7:  PROPERTY AND EQUIPMENT

At December 31, 1998 and 1997, land, building and equipment consisted of:

                                                        1998           1997
                                                    ------------   ------------
             Land and buildings                     $  4,288,128   $  2,936,826
             Vehicles                                  1,096,286        781,128
             Furniture and fixtures                    1,192,120        932,025
             Equipment and tools                         748,155        544,382
                                                    ------------   ------------
                                                       7,324,689      5,194,361
             Less accumulated depreciation            (1,598,773)    (1,166,630)
                                                    ------------   ------------

                                                    $  5,725,916   $ 4 ,027,731
                                                    ============   ============


Depreciation of buildings and equipment is recorded principally on the straight-line method using estimated useful lives from five to forty years. Substantially all land, buildings and equipment are pledged as security for bank loans.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 8:  FINANCE RECEIVABLES

At December 31, 1998 and 1997, the Company's finance receivables were as follows:

                                                      1998       1997
                                                    ---------  ---------
           Deere Credit                             $ 847,383  $ 697,228
           Agricredit Acceptance                      139,737    139,739
                                                    ---------  ---------

                                                    $ 987,120  $ 836,967
                                                    =========  =========

The applicable outstanding financed balances were as follows:

                                                        1998         1997
                                                    ------------ ------------
           Deere Credit                             $ 54,582,626 $ 36,446,398
           Agricredit Acceptance                       8,278,553    6,361,318
                                                    ------------ ------------

                                                    $ 62,861,179 $ 42,807,716
                                                    ============ ============

The Company provides financing to its customers through programs offered by Deere Credit and Agricredit Acceptance Corporation ("Agricredit").

Deere credit provide and administer financing for retail purchases and leases of new and used equipment. Under Deere's retail financing and lease plans, Deere Credit retains the security interest in the equipment financed. A small portion of the customer financing and lease contract provided by Deere is recourse to the Company. Deere retains a finance and lease reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed or leased under the Company's two dealer accounts. The finance reserve is capped at the lesser of 3% of the total dollar amount of the finance contracts outstanding or $600,000 for each dealer account. The lease reserve is capped at 3% of the total dollar amount of lease contracts outstanding for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its finance or lease reserves. The Company's liability is capped at the amount of the reserves for each dealer account, which, as of December 31, 1998, were $491,646 and $190,859 for its two finance reserve accounts and $162,915 and $1,963 for its two lease reserve accounts.

Deere Credit reviews the reserve account balances with the Company annually and if the reserve balances exceed the minimum requirements, Deere pays the difference to the Company. The Company has traditionally experienced a loss rate against such reserves of less than 0.5% of its total retail finance and lease contracts portfolio.

Agricredit, through a joint venture with the Company established in September 1997, also provides financing to the Company's customers. The financing provided under the joint venture by Agricredit to its

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 8:  FINANCE RECEIVABLES (CONT'D)

customers is non-recourse to the Company. At December 31, 1998 the portfolio amount under the joint venture was $6,934,491. Prior to September 1997 $1,344,062 of the customer financing provided by Agricredit was recourse to the Company. The Company's liability is limited to the portion withheld by Agricredit, which was $139,737 at December 31, 1998.

NOTE 9:  INCOME TAXES

Significant components of income taxes are as follows for the years ended December 31, 1998, 1997 and 1996:

                                               1998           1997             1996
                                            ----------      ----------       ---------
        Current                             $  527,990      $  267,085       $ 616,697
        Deferred                                    --          27,417        (262,300)
                                            ----------      ----------       ---------

        Total income tax expenses           $  527,990      $  294,502       $ 354,397
                                            ==========      ==========       =========

Income tax expense (benefit) allocated to continuing and discontinued operations is as follows:

                                               1998           1997             1996
                                            ----------      ----------       ---------
        Continuing operations               $  527,990      $  572,502       $ 425,033
        Discontinued operations                     --        (278,000)        (70,636)
                                            ----------      ----------       ---------

        Total income tax expenses           $  527,990      $  294,502       $ 354,397
                                            ==========      ==========       =========

A reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                              1998   1997   1996
                                                              ----   ----   ----
        Tax at federal statutory rate                           34%    34%    34%
        State and local taxes , net of federal benefit           3      3      3
        Other                                                    1      2     --
                                                              ----   ----   ----
                                                                38%    39%    37%
                                                              ====   ====   ====

The significant components of the Company's deferred tax liabilities are as follows:

                                                    1998       1997
                                                 ----------  ---------
        Deferred tax liabilities:
              Depreciation                       $  135,649  $  49,632
              LIFO inventory reserve                     --     54,924
              Intangible assets                      37,822     42,145
              Other                                  59,603     86,373
                                                 ----------  ---------
        Total deferred tax liabilities           $  233,074  $ 233,074
                                                 ==========  =========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 10: LONG-TERM DEBT

Long term debt consisted of the following:

                                                                                           1998              1997
                                                                                        -----------       -----------
       Bank loan due October 1, 2002, bearing interest at 9.5%, payable in monthly installments of $24,500 collateralized by land and
       buildings..................................................................      $ 1,972,133       $ 2,071,209

       Bank loan due July 30, 2008, bearing interest at 9.5%, payable in monthly installments of $7,393 collateralized by land and
       buildings..................................................................          552,791                --

       Bank line of credit due August 31, 1999....................................        1,458,388                --

       Equipment financed by Deere, Agricredit or EDCO due in Various amounts through May 1, 2003, interest at various rates from 4.9% to 12%,
       collateralized by the equipment............................................        1,954,184         1,229,169

       Convertible note payable (see note 11).....................................          158,965                --

       Various notes payable, collateralized by buildings, equipment, land due in various amounts through December 31, 2005, interest at various rates
       from 8.5% to 12%...........................................................        1,405,589         1,326,638
                                                                                        -----------       -----------
                                                                                          7,502,050         4,627,016
       Less current portion.......................................................        2,836,641           830,327
                                                                                        -----------       -----------

                                                                                        $ 4,665,409       $ 3,796,689
                                                                                        ===========       ===========

Aggregate maturities of long-term debt are as follows:

                             December 31, 1999        $  2,836,641
                                          2000           1,327,246
                                          2001             838,421
                                          2002           1,827,652
                                          2003             235,645
                                   Thereafter              436,445

The Company has unused bank and equipment credit lines available as of December 31, 1998 of $1,300,000.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 10: LONG-TERM DEBT (CONT'D)

Deere, the Company's principal supplier of wholegoods and parts, has subordinated the debt due to themselves with regard to the collateral of non-Deere wholegoods and parts for the above bank loan and credit line.

The three majority shareholders of the Company and the President have guaranteed the indebtedness payable to the bank, Deere, and Agricredit (floor plan payable). During 1998 and 1997, these individuals have received stock options as a fee for such guarantee (see Note 12). The fee recorded for the year ended December 31, 1998 and 1997 was $154,724 and $288,211, respectively.

NOTE 11: CONVERTIBLE NOTE PAYABLE

On June 15, 1998, the Company issued a three year 10% Convertible Note to the principals of Romney Implement Company for $246,638. Principal and interest are convertible into the Company's Common Stock over a three year period with conversion prices at the lesser of $1 or market price (as defined) in the first year, the lesser of market price or $1.50 in the second year and the lesser of market price or $2 the third year. If at any time during each of the three years market price equals or exceed the conversion price, the entire note will convert into Common Stock. The Company has assigned a value of $123,319 to the conversion feature of the note. This value is being amortized ratably as an interest rate adjustment over the life of the note or until conversion. Assuming the note is not converted until maturity, the effective yield is approximately 23%. On each anniversary of the note, one third of the note will be converted in the Common Stock.

NOTE 12: STOCKHOLDERS' EQUITY

The capital structure presented represents the retroactive effect of recapitalizing the Company as the successor entity of the transaction accounted for as though it were a reverse acquisition with Marinex on September 17, 1996 with 16,850,000 shares of Common Stock outstanding.

Prior to the acquisition, TECI had a two equity structure comprised of common stock and no par value, non-voting preferred stock, which was issued pursuant to a "Stock Bonus Plan". Contributions to the Stock Bonus Plan aggregated $200,089 and $171,306 in 1994 and 1995, respectively. Such contributions have been expensed in the year incurred since the plan is a defined benefit contribution plan. Pursuant to a separate letter agreement by the selling shareholders of TECI, as part of the acquisition by Marinex of TECI, the funding of the Stock Bonus Plan was performed by allocations from the selling shareholders of TECI 16,850,000 shares of Common Stock. Effective January 1, 1997, the Company amended and restated the Stock Bonus Plan into an Employee Stock Ownership Plan, so as to enable its eligible employees to acquire an interest in capital stock of the Company. Contributions to the ESOP may be made at the discretion of the Company; however, no contributions have been made in 1997 or 1998.

During February 1996, prior to the transaction with TECI, the Company sold 3,032,246 shares of Common Stock; net proceeds were $2,967,500. An additional 300,000 shares were issued to financial consultants relating to the raising of such equity.

Pursuant to the acquisition of TECI by the Company in 1996 another 4,615,562 shares were deemed to have been issued to the shareholders of Marinex.

During July 1997, two shareholders returned a total of 250,000 shares of common stock pursuant to a settlement agreement discussed hereafter in Note 15.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


NOTE 12: STOCKHOLDERS' EQUITY (CONT'D)

During December 1997, the Company granted 300,000 stock options to an officer of the Company exercisable at $.50 per share for a period of five years. The options vest over four years. These stock options were issued pursuant to an employment agreement.

During December 1997, the Company granted 874,162 fully vested stock options to the guarantors of the floor plan payable and bank loans, who are majority shareholders of the Company, exercisable at $.375 per share for a period of five years. An expense of $288,211 has been recorded as a guarantee fee for such options during the year ended December 31, 1997.

During 1998, the Company granted 3,063,833 fully vested stock options to the guarantors (majority shareholders and officer of the Company) of the floor plan payable and bank loans, exercisable at $.50 per share for a period of five years. An expense of $154,724 has been recorded as a guarantee fee for such options during the year ended December 31, 1998.

During March 1998, the Company issued 125,000 shares of its Common Stock in a lawsuit settlement. (see Note 15)

During October 1998, the Company issued 150,000 shares of its Common Stock to the principal of Texas Tractor Co. in connection with the acquisition of the Amarillo Deere dealership. (see Note 5)

Under the Company's amended dealership agreement with Deere, the Company is required to maintain an equity-to-asset ratio, as defined, of at least 30% at all times on and after the earlier of December 31, 2000, 120 days following any completion of a public offering by the Company involving gross proceeds of at least $20,000,000 and immediately following any further expansion of the Company's agricultural area of responsibility under its Deere dealership agreements. Without Deere's prior written consent, the Company is prohibited from making Deere agricultural dealership acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-asset ratio is below 30%, or if such ratio will fall below 30% as a result of such action, unless waived by Deere. If such ratio falls below 25%, Deere may elect to terminate the dealer agreements with one year's advance written notice, although the Company has 180 days to cure this default.

NOTE 13: EMPLOYEE BENEFIT PLANS

In March 1994, TECI adopted a flexible health benefit plan (a cafeteria plan) which covers substantially all full time employees on the 90th day following commencement of employment. The health benefit plan is a minimum funded plan with specific and aggregate stop loss insurance provided to limit the overall exposure to TECI. The specific stop loss is $20,000 per employee. The expense associated with the health benefit plan aggregated $357,336, $236,995 and $120,341 for 1998, 1997 and 1996, respectively.

On September 20, 1994, TEC adopted the "TEXAS EQUIPMENT COMPANY, INC. 401 (k) PLAN" (The "401(k) Plan") which covers all employees that have attained the age of twenty-one (21) years and have one year of service. Contributions by TECI are discretionary, and TECI has made no contributions to the 401(k) Plan since inception.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998



NOTE 14: ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

For disclosure purposes, the fair value of employee stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 1997: annual dividends of $0; expected volatility of 50%; risk-free interest rate of 7%; and expected life of five years. The weighted average fair value of stock options granted during the years ended December 31, 1998 and 1997 were $.43 and $.38, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma effect on 1998 and 1997 operations is as follows:

                                                                  1998           1997
                                                                ---------      ---------
         Net Income
               As reported                                      $ 952,634      $ 274,972
               Pro forma                                        $ 924,171      $ 273,877

         Net income per share (basic and diluted)
               As reported                                      $    0.04      $    0.01
               Pro forma                                        $    0.04      $    0.01

NOTE 15: LITIGATION

In July 1997, the Company settled litigation, which was initiated in March 1997, with the two controlling shareholders of Marinex prior to the acquisition of TECI. The settlement required the two shareholders to return a total of 250,000 shares of common stock to the Company, cancel their employment agreements with the Company and retain ownership of a total of 2,030,000 shares of common stock in the Company until the Marinex operations liquidated. The Company has a specified period of time to contest the resolution of all outstanding Marinex matters in order to prevent the two shareholders from selling the remaining 2,030,000 shares of common stock. The 250,000 shares of common stock returned to the Company have been cancelled and returned to the treasury.

In February 1998, the Company settled litigation with a business consultant pursuant to the acquisition agreement between Marinex and TECI, whereby the consultant received 125,000 shares of common stock. The issuance of the shares was originally accounted for as part of the acquisition of TECI by Marinex; therefore, no additional amounts were recorded in 1998.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998



NOTE 16:          INCOME FROM CONTINUING OPERATIONS PER SHARE

The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                                                      Year ended December 31, 1998
                                                               -----------------------------------------
                                                                 Income          Shares        Per Share
                                                               (Numerator)   (Denominator)      Amount
                                                               -----------   -------------     ---------
       Income from continuing operations available to
       common stockholders'                                    $   952,635      24,686,178     $    0.04

       Effect of dilutive securities:
          Incremental shares of assumed conversion of
          Debt and exercise of options                                  --         235,130            --
                                                               -----------   -------------     ---------
       Diluted income from continuing operations
          Available to common shareholders' and
          Assumed conversions                                  $   952,635      24,921,308     $    0.04
                                                               ===========   =============     =========

                                                                      Year ended December 31, 1997
                                                               -----------------------------------------
                                                                 Income          Shares        Per Share
                                                               (Numerator)   (Denominator)      Amount
                                                               -----------   -------------     ---------
       Income from continuing operations available to
       common stockholders'                                    $   815,370      24,695,641     $    0.03

       Effect of dilutive securities:
          Incremental shares of assumed conversions of
          Options                                                       --         128,125            --
                                                               -----------   -------------     ---------
       Diluted income from continuing operations
          Available to common shareholders' and
          Assumed conversions                                  $   815,370      24,823,766     $    0.03
                                                               ===========   =============     =========


                                                                      Year ended December 31, 1996
                                                               -----------------------------------------
                                                                 Income          Shares        Per Share
                                                               (Numerator)   (Denominator)      Amount
                                                               -----------   -------------     ---------

       Income from continuing operations available to
       common stockholders'                                    $   883,115      19,499,936     $    0.05

       Effect of dilutive securities:
          Incremental shares of assumed conversions of
          Options                                                       --          31,250            --
                                                               -----------   -------------     ---------
       Diluted income from continuing operations
          Available to common shareholders' and
          Assumed conversions                                  $   833,115      19,531,186     $    0.05
                                                               ===========   =============     =========

                              INDEX TO EXHIBITS


         Item No.                          Item                                   Method of Filing
         --------                          ----                                   ----------------
           3(a)       Articles of Incorporation......................    Incorporated  by reference to Exhibit 3(a) to
                                                                         the Company's 1996 Form 10-K
           3(b)       By-Laws........................................    Incorporated  by reference to Exhibit 3(b) to
                                                                         the Company's 1996 Form 10-K
           10(a)      Acquisition Agreement for Texas                    Incorporated  by reference to Exhibit 3(a) to
                        Equipment Co. Inc............................    the Company's 1996 Form 10-K
           10(j)      Contract with John Deere & Company.............    Incorporated  by reference to Exhibit 3(j) to
                                                                         the Company's 1996 Form 10-K
           10(k)      Contract with John Deere & Company.............    Incorporated  by reference  to Exhibit  10(k)
                                                                         to the Company's 9/30/1998 Form 10-Q
            21        List of Subsidiaries...........................    (filed herewith)
           23(a)      Consent of Killman, Murrell &
                         Company, P.C................................    (filed herewith)
           23(b)      Consent of Mazars & Guerard, LLP...............    (filed herewith)
            27        Financial Data Schedule........................    (filed herewith)