Form 10-Q
period 1999-03-31
TEXAS EQUIPMENT CORP
filed 1999-05-14
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _______
     Commission file number 000-21813

                           Texas Equipment Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Nevada                                                      62-1459870
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

         1305 Hobbs Hwy, Seminole, Texas                                                  79360
-----------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                       (Zip Code)

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, as of May 10, 1999, was 24,824,808.

                                      INDEX



                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements:
        Consolidated Balance Sheets at March 31, 1999 and December 31, 1998 ...........................      4
        Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998 ......      6
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 ......      7
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations....     12
PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K .........................................................     18
     Signatures........................................................................................     19


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS


                                                                 MARCH 31,     DECEMBER 31,
                                                                   1999            1998
                                                               -----------     -----------
CURRENT ASSETS
     Cash and cash equivalents                                 $   107,150     $   494,132
     Accounts receivable (less allowance for
       Doubtful accounts of $109,945)                              474,806         486,845
       Other receivables                                           864,917         594,177
       Inventories                                              35,988,658      39,241,714
                                                               -----------     -----------
          TOTAL CURRENT ASSETS                                  37,435,531      40,816,868
PROPERTY AND EQUIPMENT, NET                                      5,697,510       5,725,916
FINANCE RECEIVABLES                                                937,025         987,120
RECEIVABLES FROM OFFICER                                           143,069         142,290
GOODWILL, net of accumulated
     Amortization of $82,635 in 1999 and $79,456 in 1998           108,063         111,242
OTHER ASSETS                                                        97,181          62,181
                                                               -----------     -----------
                                                               $44,418,379     $47,845,617
                                                               ===========     ===========

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       MARCH 31,     DECEMBER 31,
                                                         1999            1998
                                                     -----------     -----------
CURRENT LIABILITIES
     Floor plan payables                             $26,484,331     $30,139,947
     Accounts payable                                    849,219         877,391
     Accrued liabilities                                 340,219         380,778
     Income tax liability                                718,767         648,544
     Current maturities of
       long-term debt                                  2,655,901       2,836,641
                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                             31,048,437      34,883,301
LONG-TERM DEBT, net of
       current maturities                              4,936,669       4,665,409
DEFERRED TAX LIABILITY                                   233,074         233,074
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common stock, $.001 par value
       authorized 50,000,000;  issued
       and outstanding 24,824,808                         24,823          24,823
Paid in capital                                        3,205,032       3,188,276
Retained earnings                                      4,970,344       4,850,734
                                                     -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY                   8,200,199       8,063,833
                                                     -----------     -----------
                                                     $44,418,379     $47,845,617
                                                     ===========     ===========

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  1999              1998
                                                              ------------      ------------
REVENUES                                                      $ 17,112,323      $ 15,879,826
COST OF SALES                                                   14,771,558        13,471,487
                                                              ------------      ------------
GROSS PROFIT                                                     2,340,765         2,408,339

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                                    2,048,579         1,653,239
                                                              ------------      ------------
INCOME FROM OPERATIONS                                             292,186           755,100
OTHER INCOME (EXPENSE)
     Interest                                                      (96,971)          (23,208)
     Non-cash guarantee fee                                        (16,756)          (38,501)
     Other income                                                    6,256            23,639
                                                              ------------      ------------
INCOME BEFORE TAXES                                                184,715           717,030
INCOME TAX EXPENSE                                                  65,105           256,448
                                                              ------------      ------------
NET INCOME                                                    $    119,610      $    460,582
                                                              ============      ============
NET INCOME (LOSS) PER SHARE
     Basic                                                    $      0.005      $      0.019
                                                              ============      ============
     Diluted                                                  $      0.005      $      0.019
                                                              ============      ============
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                                      24,824,808        24,585,919
     Diluted                                                    25,071,446        24,804,459

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                1999             1998
                                                                            -----------      -----------
OPERATING ACTIVITIES
     Net income                                                             $   119,610      $   460,582
     Adjustment to reconcile net income to net cash
       provided by operating activities:
          Amortization & depreciation                                           137,260           96,155
          Guaranty fee - valuation of stock options issued                       16,756           38,501
CHANGES IN ASSETS AND LIABILITIES, net of effects of business acquired:
          Accounts receivable                                                  (258,701)          83,870
          Inventories                                                         3,253,056       (2,257,971)
          Floor plan payable                                                 (3,655,616)        (485,582)
          Accounts payable                                                      (28,172)         343,825
          Accrued liabilities                                                   (54,289)        (317,377)
          Finance receivable                                                     50,095          (82,433)
          Income tax liability                                                   70,223           56,448
          Other liabilities                                                      13,730           55,888
          Other assets                                                          (34,999)             997
                                                                            -----------      -----------
       NET CASH USED IN OPERATING ACTIVITIES                                   (371,047)      (2,007,097)
CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES
          Purchases of land, buildings and equipment                           (105,675)         (92,277)
          Stockholders' receivables                                                (779)             767
                                                                            -----------      -----------
          NET CASH USED IN INVESTING ACTIVITIES                                (106,454)         (91,510)

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           1999             1998
                                                       -----------      -----------
CASH FLOW PROVIDED BY (USED IN) FINANCING
     ACTIVITIES
          Proceeds from note borrowings                $ 1,049,673      $ 3,354,785
          Repayments of note borrowings                   (959,154)      (1,279,465)
                                                       -----------      -----------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                             90,519        2,075,320
                                                       -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (386,982)         (23,287)
CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF THE PERIOD                                494,132          104,750
                                                       -----------      -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD     $   107,150      $    81,463
                                                       ===========      ===========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense                   $   161,327      $    77,603
                                                       ===========      ===========
                    Income taxes                       $        --      $   200,000
                                                       ===========      ===========

                  See Notes to Condensed Financial Statements

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements of Texas Equipment Corporation (the "Company" or "TEC"), a Nevada corporation, include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc.
("NMIC").

         The condensed balance sheets as of March 31, 1999 and December 31, 1998 and the condensed statements of operation for the three months ended March 31, 1999 and 1998 and condensed statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet and statements of cash flows for 1998 to be in conformity with 1999.

2. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                  March 31, 1999  December 31, 1998
                  --------------  -----------------
New equipment       $16,311,692     $19,830,691
Used equipment       14,699,995      15,101,869
Parts and other       4,976,971       4,309,154
                    -----------     -----------

          Total     $35,988,658     $39,241,714
                    ===========     ===========

3. SEGMENT INFORMATION

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

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

         The Company's reportable segments are business units that offer different products or services. The reportable segments (although related) are each managed separately because they each distribute distinct products and services in the initial and after-market environment.

         THREE MONTHS ENDED MARCH 31, 1999                                                           Product
         ---------------------------------                                         Wholegoods        Support
                                                                                 ------------      -----------
         Sales and revenues from external customers                              $ 14,283,603      $ 2,828,720
         Depreciation expense                                                          37,869           91,866
         Segment operating profit                                                     617,359           88,229
         Segment assets:
                Property, plant and equipment                                         965,527        4,603,508
                Inventory                                                          31,011,687        4,976,971
                                                                                 ------------      -----------

         THREE MONTHS ENDED MARCH 31, 1999                                                           Product
         ---------------------------------                                         Wholegoods        Support
                                                                                 ------------      -----------
         Sales and revenues from external customers                              $ 12,988,206      $ 2,891,620
         Depreciation expense                                                          25,822           63,218
         Segment operating profit                                                     697,849          323,322
         Segment assets: (as of December 31, 1998)
                Property, plant and equipment                                         970,343        4,626,463
                Inventory                                                          34,932,560        4,309,154
                                                                                 ------------      -----------

         OPERATING PROFIT                                                 Three Months Ended
         ----------------                                       ----------------------------------
                                                                March 31, 1999      March 31, 1998
                                                                --------------      --------------
         Total profit for reportable segments                     $ 705,588          $ 1,021,171
         Unallocated amounts:
                Administrative expense                             (413,402)            (266,071)
                Other income                                          6,256               23,639
                Interest expense                                   (179,150)             (77,603)
                Interest income                                      82,179               54,395
                Non-cash guarantee fee                              (16,756)             (38,501)
                                                                  ---------          -----------
                Total consolidated income before taxes              184,715              717,030
                                                                  ---------          -----------

4. INCOME FROM CONTINUING OPERATIONS PER SHARE

         The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:


                                                      Three Months ended March 31, 1999
                                                   --------------------------------------
                                                     Income         Shares      Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                   ----------    ------------   ---------
Income from operations available to common
  stockholders'                                    $  119,610     24,824,808     $0.005


Effect of dilutive securities:
   Incremental shares of assumed exercise of
   options and conversions of convertible note             --        246,638         --
                                                   ----------     ----------     ------

Diluted income from operations available to
  common stockholders'                             $  119,610     25,071,446     $0.005
                                                   ==========     ==========     ======

                                                    Three Months ended March 31, 1999
                                                 --------------------------------------
                                                   Income         Shares      Per Share
                                                 (Numerator)   (Denominator)   Amount
                                                 ----------    ------------   ---------
Income from operations available to common
  stockholders'                                  $  460,582     24,585,919     $0.019


Effect of dilutive securities:
   Incremental shares of assumed exercise of
   options                                               --        218,540         --
                                                 ----------     ----------     ------

Diluted income from operations available to
  common stockholders'                           $  460,582     24,804,459     $0.019
                                                 ==========     ==========     ======

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

         The Company's growth in recent years has been due to the acquisition of agricultural equipment dealers in its operating area and implementation of its operating model. The increase in sales from acquired stores has offset the decrease in comparable store revenues (stores with full quarter revenues for 1998 and 1999). The acquisitions are primarily the result of consolidation trends among agricultural equipment dealers and the ability of the Company to leverage its expertise in acquisitions. In October 1998 the Company acquired the Amarillo store, which had unaudited total revenues of approximately $14 million for its twelve months ended September 30, 1998. However, the Company believes that these sales were higher than are sustainable because of the prior owner's high-volume, lower-margin strategy which to some extent drew sales from dealerships in the Northern Panhandle, including certain dealerships operated by the Company. Accordingly, annual sales contributions from this store on an on-going basis, operating in conjunction with the Company's network of dealerships in West Texas, are expected to average approximately $7 million a year.

         The Company generates its revenues from sales of new and used equipment (wholegoods), sales of parts and service, and the rental of equipment. The Company's highest gross margins have historically been generated from its parts and service revenues. One of the Company's operating strategies is to increase the demand for parts and service by establishing, and then increasing, the base of wholegoods held by its customers. Due to product warranty time frames and usage patterns by customers, there generally is a time lag between wholegoods sales and the generation of significant parts and service revenues from such sales. As a result of this time lag, increases in parts and service revenues do not necessarily coincide with increases in wholegoods sales. In addition, due to differences in gross margins between wholegoods sales and parts and service, gross margin percentages (gross profit as a percentage of sales) may decline as the Company builds wholegoods market share.

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which, prior to fiscal 1998, occurred primarily during the Company's second and fourth quarters. As a result, sales of agricultural equipment were generally lower in the first and third quarters. In 1998, the Company acquired two additional stores, one in the Northern Panhandle and the other in Tornillo, Texas. Because of the current store locations, there was an overlap in the growing seasons in 1998, which had the effect of leveling out quarterly sales and inventory requirements. In 1998, the Company recorded approximately 24% of its sales in each of the first and second quarters and approximately 26% in each of the third and fourth quarters. The Company believes that this seasonality will not change for 1999. However, if the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional retail locations and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements with Deere, Deere Credit, Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company ("EDCO") and Transamerica Distributor

Financing ("Transamerica") and commercial banks. Floor Plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed.

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

         The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing two acquisitions during fiscal 1998. The results of operations of these acquisitions are included in the Company's results of operations only for the periods after their applicable acquisitions dates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Revenues increased approximately $1,233,000 or 7.8%, to $17,112,323 for the first quarter of 1999 from $15,879,826 for the first quarter of 1998. The revenue of approximately $3,824,000 contributed from acquired stores was offset by decreases in comparable store revenues (stores with full quarter revenues for 1998 and 1999) of approximately $2,591,000. The decrease in comparable store revenue was due primarily to the decrease of approximately $2,521,000, or 29%, in new equipment sales (primarily new tractor sales) in our Southern Panhandle and Eastern New Mexico stores when compared to higher than normal new equipment sales in the first quarter of 1998. This decrease in new equipment sales was the result of the continued effect of the industry downturn from the fourth quarter of 1998. The Company expects new equipment sales on a comparable store basis to continue to be down from 1998 levels by 15% to 20% through the remainder of the year.

         Sales of wholegoods increased approximately $1,295,000, or 10.0%, to $14,283,603 for the first quarter of 1999 from $12,988,203 for the first quarter of 1998. The wholegoods sales contribution of approximately $2,914,000 from acquired stores was offset by a decrease in comparable stores wholegoods sales of approximately $1,619,000. The decrease in new equipment sales (primarily tractors) accounted for all of this decrease in comparable store wholegoods sales.

         Parts and service revenue decreased approximately $63,000, or 2.2%, to $2,828,720 for the first quarter of 1999 from $2,891,623 for the first quarter of 1998. The parts sales and service revenues contribution of approximately $909,000 from acquired stores was offset by a decrease of approximately $972,000 in comparable store parts and service revenues. This decrease was directly related to the drought-related downturn in the agricultural industry during 1998 and the effect of weak commodity prices for crops in 1998. As a result, the Company's customers were forced to delay their field preparation work until the end of the first quarter, which resulted in lower than expected parts sales and service revenues during this quarter. The Company expects a strong spring planting season and winter wheat harvest, which should result in higher levels of parts sales and service revenues for the second quarter of 1999.

GROSS PROFIT

         Gross profit decreased approximately $68,000, or 2.8%, to $2,340,765 for the first quarter of 1999 from $2,408,339 for the first quarter of 1998. Gross profit as a percentage of total revenues decreased to 13.7% for the first quarter of 1999 from 15.2% for the first quarter of 1998. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (81.8% of total revenues in the first quarter of 1998 compared to 83.5% of total revenues in the first quarter of 1999) and parts and service revenues (18.2% of total revenues in the first quarter of 1998 compared to 16.6% of total revenues in the first quarter of 1999) was the primary reason for the decrease in total margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $395,000, to $2,048,579 for the first quarter of 1999 from $1,653,239 for the first quarter of 1998. The stores acquired in July and October of 1998 added $437,000 of SG&A, which was offset by a decrease in comparable store SG&A of approximately $189,000. This decrease was the result of cost reduction implemented in the fourth quarter of 1998. Corporate administration accounted for the remainder of the increase of approximately $147,000. This increase was due to higher salaries and benefits of approximately $80,000 and an increase in various other expenses aggregating approximately $67,000.

         SG&A expense as a percentage of total revenues was 12.0% in the first quarter of 1999 compared to 10.4% in the first quarter of 1998. This increase is primarily due to lower comparable store revenues without a corresponding decrease in operating expenses at these stores. The increase in corporate administration expenses of approximately $147,000 also contributed to this increase.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $101,000 to $179,150 for the first quarter of 1999 from $77,603, for the first quarter of 1998. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels and working capital loans, in addition to acquisition debt associated with the store acquisitions in 1997 and 1998.

         Interest income increased approximately $28,000 to $82,179 for the first quarter of 1999 from $54,395 for the first quarter of 1998. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In the first quarter of 1999, interest rates continued to remain competitive; however, because of the increase in used equipment sales more interest income was earned in 1999 compared to 1998.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company, of approximately $29,788,000 in first quarter monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued five-year common stock options to acquire up to 670,230 shares of the Company's Common Stock at an exercise price of $0.50. This resulted in a non-cash charge of $16,756 for the three-month period.

NET INCOME

         Net income decreased approximately $341,000, or 74.0%, to $119,610 for the first quarter of 1999 from $460,528 for the first quarter of 1998. This decrease was primarily the result of the decrease in gross profit of approximately $68,000, an increase in operating and administrative expenses of $395,000, an increase in interest expense (net of interest income) and other costs of $70,000, offset by a decrease in the provision for income taxes of approximately $192,000.

         Earnings per share decreased to $0.005 (both basic and diluted) from $0.019 (both basic and diluted) from the first quarter of 1998 to the first quarter of 1999, primarily as the result of the decrease in net income, for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Agricredit, EDCO, Transamerica and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from four to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Agricredit provides financing for new and used equipment using variable market rates of interest based on defined prime rate.

         The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the three months ended March 31, 1999, the interest rate charged by Deere for its floor plan financing and wholesale line of credit was a defined prime rate plus 150 basis points and defined prime rate with no additional points, respectively. In addition, the Company's wholesale credit lines with Agricredit, EDCO and Transamerica are at rates that range from a defined prime plus 50 basis points to defined prime plus 150 basis points. As of March 31, 1999, the Company had floor plan payables outstanding of approximately $26,484,000, of which approximately $5,026,000 was then interest bearing.

         Cash and cash equivalents increased to $107,150 at March 31, 1999 from $81,463 at March 31, 1998. During the three months ended March 31, 1999, operations used net cash of $371,047 primarily because of the decrease in floor plan payables of approximately $3,656,000, which was primarily due to the decrease in equipment inventory of approximately $3,253,056. The inventory decrease was primarily due to higher used equipment sales in 1999. Investing activities used cash of $106,454 primarily for capital expenditures. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional Deere dealerships. All acquisitions are subject to the availability of debt or equity financing and Deere approval, of which there can be no assurance in either case. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which, prior to fiscal 1998, occurred primarily during the Company's second and fourth quarters. As a result, sales of agricultural equipment were generally lower in the first and third quarters. In 1998, the Company acquired two additional stores, one in the Northern Panhandle and the other in Tornillo, Texas. Because of the current store locations, there was an overlap in the growing seasons in 1998, which had the effect of leveling out quarterly sales and inventory requirements. In 1998, the Company recorded approximately 24% of its sales in each of the first and second quarters and approximately 26% in each of the third and fourth quarters. The Company believes that this seasonality will not change for 1999. However, if the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

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

         The Company has made a preliminary review of both its information technology (most of which, as discussed above, is Deere supplied) and its non-information technology systems to determine whether they are Year 2000 compliant. We have not identified any other material systems which are not Year 2000 compliant. The Company has received oral assurances of Year 2000 compliance from many of the third parties with which it has relationships.

         The Company believes that operations will not be significantly disrupted even if third parties other than Deere with whom we have relationships are not Year 2000 compliant. The Company believes that all other external service suppliers, such as manufacturers, suppliers and financial institutions (other than Deere) do not provide critical services that would affect the Company's ability to conduct its business. We believe that we will not be required to make any material expenditure to address the Year 2000 problem as it relates to our existing systems. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and we intend to continue to make efforts to ensure that third parties with whom we have relationships are Year 2000 compliant. Therefore, we cannot be certain that unexpected Year 2000 compliance problems of either the Company or our vendors, customers and service providers would not materially and adversely affect our business, financial condition or operating results. We will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and if necessary, implement appropriate contingency plans.

         Although no assurances can be given as to the Company's compliance, particularly as it relates to third parties, based upon Deere's progress to date, the Company does not expect the consequences of any of the Company's or Deere's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonable and likely worst case scenario is that the Year 2000 noncompliance of a critical third party, such as an energy supplier, could cause the supplier to fail to deliver, with the result that delivery of equipment and product support is interrupted at each of our stores. The Company believes that such a disruption in the ability to provide product and services to our customer would not result in significant loss of sales and profits.

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

         27  Financial Data Schedule

(b) Reports on form 8-K


         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1999

                                       TEXAS EQUIPMENT CORPORATION

                                       By: /s/ Paul J. Condit
                                           -------------------------------------
                                           Paul J. Condit
                                           President and Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule