Form 10-Q
period 1999-06-30
TEXAS EQUIPMENT CORP
filed 1999-08-13
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999 or

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _______
         Commission file number 000-21813
                                ---------

                                             Texas Equipment Corporation
-------------------------------------------------------------------------------------------------------------------
                                 (Exact name of registrant as specified in its charter)

                          Nevada                                                       62-1459870
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

            1305 Hobbs Hwy, Seminole, Texas                                               79360
-------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                       (Zip Code)

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

Yes  X     No
    ---       ---

       The number of shares outstanding of the registrant's Common Stock, as of August 10, 1999, was 25,251,986.

                                      INDEX

                                                                                                              Page
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements:
        Consolidated Balance Sheets at June 30, 1999 and December 31, 1998  .................................  4
        Consolidated Statement of Operations for the Three Months Ended June 30, 1999 and 1998 ..............  6
        Consolidated Statement of Operations for the Six Months Ended June 30, 1999 and 1998 ................  7
        Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999 and 1998.................  8
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.......... 14
     Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................... 22
     Item 4. Submission of Matters to a Vote of Security Holders............................................. 22
PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K................................................................ 23
     Signatures.............................................................................................. 24

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                             JUNE 30,           DECEMBER 31,
                                                               1999                1998
                                                           -----------          ------------
CURRENT ASSETS
          Cash and cash equivalents                        $   267,324          $   494,132
          Accounts receivable (less allowance for
              Doubtful accounts of $109,564)                   615,370              486,845
          Other receivables                                  1,290,266              594,177
          Inventories                                       33,594,598           39,241,714
          Prepaid expense                                        5,804                 --
                                                           -----------          -----------

               TOTAL CURRENT ASSETS                         35,773,362           40,816,868

PROPERTY AND EQUIPMENT, NET                                  5,597,799            5,725,916

FINANCE RECEIVABLES                                            968,530              987,120

RECEIVABLES FROM OFFICER                                       142,452              142,290

GOODWILL, net of accumulated
       Amortization of $85,814 in 1999
         and $79,456 in 1998                                   104,884              111,242

OTHER ASSETS                                                    61,931               62,181
                                                           -----------          -----------

                                                           $42,648,958          $47,845,617
                                                           ===========          ===========


                                       4
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          JUNE 30,           DECEMBER 31,
                                                                           1999                  1998
                                                                        -----------          ------------
CURRENT LIABILITIES

       Floor plan payables                                              $23,965,884          $30,896,748
       Notes payable                                                      2,579,812            1,458,389
       Accounts payable                                                     778,547              877,391
       Accrued liabilities                                                  209,336              380,778
       Income tax liability                                                 756,506              648,544
       Current maturities of
           long-term debt                                                   500,025              621,451
                                                                        -----------          -----------

TOTAL CURRENT LIABILITIES                                                28,790,110           34,883,301

LONG-TERM DEBT, net of
        current maturities                                                5,168,513            4,665,409

DEFERRED TAX LIABILITY                                                      233,074              233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

       Common stock, $.001 par value authorized
           50,000,000;  issued and outstanding
           25,251,986 in 1999 and 24,824,808 in 1998                         25,250               24,823

Paid in capital                                                           3,324,671            3,188,276
Retained earnings                                                         5,107,340            4,850,734
                                                                        -----------          -----------

               TOTAL STOCKHOLDERS' EQUITY                                 8,457,261            8,063,833
                                                                        -----------          -----------

                                                                        $42,648,958          $47,845,617
                                                                        ===========          ===========


                                       5
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                              -----------------------------------
                                                   1999                  1998
                                              ------------           ------------
REVENUES                                      $ 15,226,620           $ 16,022,216

COST OF SALES                                   12,927,390             13,569,867
                                              ------------           ------------

GROSS PROFIT                                     2,299,230              2,452,349

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES                    1,962,656              1,842,973
                                              ------------           ------------

INCOME FROM OPERATIONS                             336,574                609,376

OTHER INCOME (EXPENSE)
     Interest                                     (118,003)               (67,856)
     Non-cash guarantee fee                        (15,826)               (47,042)
     Other income                                    3,989                  3,655
                                              ------------           ------------

INCOME BEFORE TAXES                                206,734                498,133

INCOME TAX EXPENSE                                  69,739                142,063
                                              ------------           ------------

NET INCOME                                    $    136,995           $    356,070

NET INCOME PER SHARE
     Basic                                    $      0.006           $      0.014
     Diluted                                  $      0.006           $      0.014
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                      24,853,287             24,674,808
     Diluted                                    25,099,925             24,715,914

                                       6
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------
                                                 1999                    1998
                                              ------------           ------------
REVENUES                                      $ 32,338,943           $ 31,902,042

COST OF SALES                                   27,698,948             27,041,354
                                              ------------           ------------

GROSS PROFIT                                     4,639,995              4,860,688

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES                    4,011,235              3,496,212
                                              ------------           ------------

INCOME FROM OPERATIONS                             628,760              1,364,476

OTHER INCOME (EXPENSE)
     Interest                                     (214,974)               (91,064)
     Non-cash guarantee fee                        (32,582)               (85,543)
     Other income                                   10,245                 27,294
                                              ------------           ------------

INCOME FROM OPERATIONS BEFORE TAXES                391,449              1,215,163

INCOME TAX EXPENSE                                 134,843                398,511
                                              ------------           ------------

NET INCOME                                    $    256,606           $    816,652
NET INCOME PER SHARE
     Basic                                    $       0.01           $       0.03
     Diluted                                  $       0.01           $       0.03
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                      24,839,047             24,630,364
     Diluted                                    25,085,685             24,656,877

                                       7
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                    1999                  1998
                                                                                 -----------           -----------
OPERATING ACTIVITIES
     Net income                                                                  $   256,606           $   816,652
     Adjustment to reconcile net income to net cash
       Provided by operating activities:
          Stock issued in settlement of lawsuit                                         --                  34,688
          Amortization & depreciation                                                266,361               198,608
          Guaranty fee - valuation of stock options issued                            32,582                85,543

CHANGES IN ASSETS AND LIABILITIES,
      net of effects of business acquired:
          Accounts receivable                                                       (824,614)              (44,361)
          Inventories                                                              5,647,116            (9,533,265)
          Prepaid expenses                                                            (5,804)                 --
          Floor plan payable                                                      (6,930,864)            6,642,196
          Accounts payable                                                           (98,844)              259,877
          Accrued liabilities                                                        (99,344)             (279,392)
          Finance receivable                                                          18,590              (140,522)
          Income tax liability                                                       107,962               198,611
          Other liabilities                                                          (72,098)               65,420
          Other assets                                                                   250                   498
                                                                                 -----------           -----------

       NET CASH USED IN OPERATING ACTIVITIES                                      (1,702,101)           (1,695,447)
                                                                                 -----------           -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES

          Purchases of land, buildings and equipment                                (131,887)             (770,600)
          Stockholders' receivables                                                     (162)                  768
                                                                                 -----------           -----------

          NET CASH USED IN INVESTING ACTIVITIES                                     (132,049)             (769,832)
                                                                                 -----------           -----------

                                       8
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------
                                                                1999                 1998
                                                            -----------           -----------
CASH FLOW PROVIDED BY (USED IN) FINANCING
    ACTIVITIES
          Proceeds from note borrowings                     $ 2,885,694           $ 5,349,704
          Repayments of note borrowings                      (1,278,352)           (2,989,175)
                                                            -----------           -----------

       NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                          1,607,342             2,360,529
                                                            -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (226,808)             (104,750)

CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF THE PERIOD                                     494,132               104,750
                                                            -----------           -----------

CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                              $   267,324           $      --
                                                            ===========           ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense                        $   367,696           $   186,949
                                                            ===========           ===========

                    Income taxes                            $      --             $   200,000
                                                            ===========           ===========

     Common stock issue related to convertible note         $   104,241           $      --
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

         The condensed balance sheets as of June 30, 1999 and December 31, 1998 and the condensed statements of operation for the three months and six months ended June 30, 1999 and 1998 and condensed statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet and statements of cash flows for 1998 to be in conformity with 1999.

2. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                                        June 30,           December 31,
                                          1999                 1998
                                      -----------          ------------
New equipment                         $17,978,314          $19,830,691
Used equipment                         10,681,335           15,101,869
Parts and other                         4,934,949            4,309,154
                                      -----------          -----------

          Total                       $33,594,598          $39,241,714
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

                                                                                                     Product
                                                                                  Wholegoods         Support
                                                                                  ----------       -----------
         THREE MONTHS ENDED JUNE 30, 1999
         --------------------------------

         Sales and revenues from external customers                              $ 11,374,884      $ 3,851,736
         Depreciation expense                                                          37,870           91,866
         Segment operating profit                                                     164,139          459,221
         Segment assets:
                Property, plant and equipment                                         948,632        4,522,943
                Inventory                                                          28,659,649        4,934,949

         THREE MONTHS ENDED JUNE 30, 1998
         --------------------------------

         Sales and revenues from external customers                                12,629,818        3,392,398
         Depreciation expense                                                          32,399           59,642
         Segment operating profit                                                     554,168          415,786
         Segment assets: (as of December 31, 1998)
                Property, plant and equipment                                         970,343        4,626,763
                Inventory                                                          34,932,560        4,309,154
         -----------------------------------------------------------------------------------------------------

         SIX MONTHS ENDED JUNE 30, 1999
         ------------------------------

         Sales and revenues from external customers                                25,658,487        6,680,456
         Depreciation expense                                                          75,739          183,732
         Segment operating profit                                                     781,498          547,450
         Segment assets:
                Property, plant and equipment                                         948,632        4,522,943
                Inventory                                                          28,659,649        4,934,949

         SIX MONTHS ENDED JUNE 30, 1998
         ------------------------------

         Sales and revenues from external customers                                25,618,024        6,284,018
         Depreciation expense                                                          58,220          122,861
         Segment operating profit                                                   1,252,017          739,108
         Segment assets: (as of December 31, 1998)
                Property, plant and equipment                                         970,343        4,626,463
                Inventory                                                          34,932,560        4,309,154
         -----------------------------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                              ---------------------------------
         OPERATING PROFIT                                                     June 30, 1999       June 30, 1998
         ----------------                                                     -------------       -------------
         Total profit for reportable segments                                  $   623,360         $   969,954
         Unallocated amounts:
                Administrative expense                                            (286,786)           (360,578)
                Other income                                                         3,989               3,655
                Interest expense                                                  (188,546)           (109,346)
                Interest income                                                     70,543              41,490
                Non-cash guarantee fee                                             (15,826)            (47,042)
                                                                              ------------         -----------
                Total consolidated income before taxes                             206,734             498,133
                                                                              ------------         -----------

                                                                                        Six Months Ended
                                                                              ---------------------------------
         OPERATING PROFIT                                                     June 30, 1999       June 30, 1998
         ----------------                                                     -------------       -------------
         Total profit for reportable segments                                  $ 1,328,948         $ 1,991,125
         Unallocated amounts:
                Administrative expense                                            (700,188)           (626,649)
                Other income                                                        10,245              27,294
                Interest expense                                                  (367,696)           (186,949)
                Interest income                                                    152,722              95,885
                Non-cash guarantee fee                                             (32,582)            (85,543)
                                                                              ------------         -----------
                Total consolidated income before taxes                             391,449           1,215,163
                                                                              ------------         -----------

4. NET INCOME PER SHARE

         The following is a reconciliation of the numerator and denominator underlying the income per share calculations:

                                                                            Six Months ended June 30, 1999
                                                                 ----------------- ------------------ -----------------
                                                                      Income            Shares           Per Share
                                                                   (Numerator)       (Denominator)         Amount
                                                                 ----------------- ------------------ -----------------
       Income from operations available to common
         stockholders'                                             $  256,606          24,839,047          $    0.01

       Effect of dilutive securities:
          Incremental shares of assumed exercise of
          options and conversions of convertible note                     --              246,638                --
                                                                 ----------------- ------------------ -----------------

       Diluted income from operations available to
         common stockholders'                                      $  256,606          25,085,685          $    0.01
                                                                 ================= ================== =================

                                                                            Six Months ended June 30, 1998
                                                                 ------------------------------------------------------
                                                                      Income            Shares           Per Share
                                                                   (Numerator)       (Denominator)         Amount
                                                                 ----------------- ------------------ -----------------
       Income from operations available to common
         Stockholders'                                             $  816,652          24,630,364          $    0.03

       Effect of dilutive securities:
          Incremental shares of assumed exercise of
          Options and convertible note                                    --               26,513                --
                                                                 ----------------- ------------------ -----------------

       Diluted income from operations available to
         Common stockholders'                                      $  816,652          24,656,877          $    0.03
                                                                 ================= ================== =================


5. SUBSEQUENT EVENTS

         On July 2, 1999 the Company received a $4,930,000 long-term loan, collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures, from a lender. The loan is sponsored by the Rural Business - Cooperative Service of the United States Department of Agriculture. The proceeds were used to refinance $4,089,600 of existing debt and provided $840,400 in working capital. In addition to this loan, the lender will continue to provide the Company with a $1,750,000 line of credit, collateralized by trade accounts receivable and Company owned equipment inventory.

         On August 3, 1999, the Company sent a notice of a 7 for 1 reverse stock split to its stockholders of record effective September 7, 1999. The Company cannot predict what effect the reverse split will have on the market price of its common stock. However, a higher price may diminish the adverse impact that very low prices have upon the efficient operation of the trading market for the stock. In connection with the reverse split, the Company is embarking on a program of publicizing the Company's current business, results of operations and growth strategy to the financial community. One significant objective of the reverse split and the Company's related efforts is to better position the Company to qualify for a listing on the Nasdaq system, although there can be no assurance such result will be achieved. A Nasdaq listing may make the Company's stock more attractive and better position the Company to pursue acquisitions consistent with its growth strategy and to obtain needed equity financing.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         As a specialty retailer, the Company distributes, sells, services, rents and finances equipment for the agricultural industry. The Company's primary supplier of new equipment and parts is Deere & Company ("Deere"). The Company operates the largest network of Deere agricultural equipment dealers in Texas and is one of the largest in the United States. The Company's stores are located in the Northern and Southern Panhandle of West Texas and in Eastern New Mexico.

         The Company's growth in recent years has been due to the acquisition of agricultural equipment dealers in its operating area and implementation of its operating model. The increase in sales from acquired stores has offset the decrease in comparable store revenues (stores with revenues in 1998 and 1999). The acquisitions are primarily the result of consolidation trends among agricultural equipment dealers and the ability of the Company to leverage its expertise in acquisitions. In October 1998 the Company acquired the Amarillo store, which had unaudited total revenues of approximately $14 million for its twelve months ended September 30, 1998. However, the Company believes that these sales were higher than are sustainable because of the prior owner's high-volume, lower-margin strategy which to some extent drew sales from dealerships in the Northern Panhandle, including certain dealerships operated by the Company. Accordingly, annual sales contributions from this store on an on-going basis, operating in conjunction with the Company's network of dealerships in West Texas, are expected to average approximately $7 million a year.

         The Company generates its revenues from sales of new and used equipment ("wholegoods"), sales of parts and service, and the rental of equipment. The Company's highest gross margins have historically been generated from its parts and service revenues. One of the Company's operating strategies is to increase the demand for parts and service by establishing, and then increasing, the base of wholegoods held by its customers. Due to product warranty time frames and usage patterns by customers, there generally is a time lag between wholegoods sales and the generation of significant parts and service revenues from such sales. As a result of this time lag, increases in parts and service revenues do not necessarily coincide with increases in wholegoods sales. In addition, due to differences in gross margins between wholegoods sales and parts and service, gross margin percentages (gross profit as a percentage of sales) may decline as the Company builds wholegoods market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES

         Revenues decreased approximately $796,000 or 5.0%, to $15,226,620 for the second quarter of 1999 from $16,022,216 for the second quarter of 1998. Total revenue contributed from acquired stores of approximately $3,380,000 was offset by a decrease in comparable store revenues (stores with revenues throughout the second quarter of 1998 and 1999) of approximately $4,175,000. The decrease in comparable store revenue was due primarily to a decrease of approximately $4,589,000, or 48.8%, in new equipment sales (primarily new tractor, grain combines and to a lesser extent various other seasonal equipment sales), when compared to higher than normal new equipment sales in the second quarter of 1998. This decrease in new equipment sales was the result of the continued effect of weak commodity prices, which began in 1998 and are expected to continue into 2000.

         Sales of wholegoods decreased approximately $1,255,000 or 10.0%, to $11,374,884 for the second quarter of 1999 from $12,629,827 for the second quarter of 1998. The wholegoods sales contribution of approximately $2,559,000 from acquired stores was offset by a decrease in comparable stores wholegoods sales of approximately $3,814,000. The decrease in new equipment sales accounted for all of this decrease in comparable store wholegoods sales.

         Parts and service revenue increased approximately $459,000, or 13.5%, to $3,851,736 for the second quarter of 1999 from $3,392,389 for the second quarter of 1998. Acquired stores contributed approximately $821,000 in parts and service revenues, which was offset by a decrease in comparable store parts and service revenues of approximately $361,000. This decrease was directly related to the drought-related downturn in the agricultural industry and the continued effect of weak commodity prices, which began in the fourth quarter of 1998. As a result, the Company's customers were forced to delay their field preparation work until the second quarter of 1999, which resulted in higher parts and service revenue in the second quarter. The Company expects a strong harvest season, which should result in higher levels of parts sales and service revenues for the third and fourth quarters of 1999.

GROSS PROFIT

         Gross profit decreased approximately $153,000, or 6.2%, to $2,299,230 for the second quarter of 1999 from $2,452,349 for the second quarter of 1998. Gross profit as a percentage of total revenues decreased to 15.1% for the second quarter of 1999 from 15.3% for the second quarter of 1998. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (78.8% of total revenues in the second quarter of 1998 compared to 74.7% of total revenues in the second quarter of 1999) and parts and service revenues (21.2% of total revenues in the second quarter of 1998 compared to 25.3% of total revenues in the second quarter of 1999) increased total gross margins. This increase was offset by the decrease in wholegoods gross margins of 1.5%, to 8.3% in the second quarter of 1999 from 9.8% in the second quarter of 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $120,000 to $1,962,656 for the second quarter of 1999 from $1,842,973 for the second quarter of 1998. The stores acquired in July and October of 1998 added approximately $410,000 of SG&A, which was offset by a decrease in comparable store SG&A of approximately $217,000. This decrease was the result of cost reduction implemented in the fourth quarter of 1998. Corporate administration accounted for the remainder of the decrease of approximately $73,000. This decrease was due to higher salaries and benefits of approximately $40,000 offset by decreases in various other expenses aggregating approximately $113,000.

         SG&A expense as a percentage of total revenues was 12.9% in the second quarter of 1999 compared to 11.5% in the second quarter of 1998. This increase is primarily due to lower comparable store revenues without a proportionate decrease in store operating expenses and corporate administration related expenses.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $37,000 to $188,546 for the second quarter of 1999 from $151,809 for the second quarter of 1998. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels and working capital loans, in addition to acquisition debt associated with the store acquisitions in 1998.

         Interest income decreased approximately $13,000 to $70,543 for the second quarter of 1999 from $83,953 for the second quarter of 1998. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In the second quarter of 1999, interest rates continued to remain competitive; however, because of the lower new equipment sales, interest income was down in the second quarter of 1999 compared to 1998.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $28,962,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 633,051 shares of the Company's Common Stock at an exercise price of $0.50. This resulted in a non-cash charge of $15,826 for the three-month period.

NET INCOME

         Net income decreased approximately $219,000, or 61.5%, to $136,995 for the second quarter of 1999 from $356,070 for the second quarter of 1998. This decrease was primarily the result of the decrease in gross profit of approximately $153,000, an increase in operating and administrative expenses of $120,000, an increase in interest expense (net of interest income) and other costs of $18,000, offset by a decrease in the provision for income taxes of approximately $72,000.

         Earnings per share decreased to $0.006 (both basic and diluted) from $0.014 (both basic and diluted) from the second quarter of 1998 to the second quarter of 1999, primarily as the result of the reasons described above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         Revenues increased approximately $437,000 or 1.4%, to $32,338,943 for the six months ended June 30, 1999 from $31,902,042 for the six months ended June 30, 1998. The revenue of approximately $7,203,000 contributed from acquired stores was offset by decreases in comparable store revenues (stores with revenues throughout the six months ended June 30, 1998 and 1999) of approximately $6,766,000. The decrease in comparable store revenue was due primarily to a decrease of approximately $7,110,000, or 39%, in new equipment sales (primarily tractor, grain combines, and to a lesser extent various other equipment sales) when compared to higher than normal new equipment sales for the six months ended June 30, 1998. This decrease in new equipment sales was the result of the continued effect of weak commodity prices, which began in the fourth quarter of 1998 and are expected to continue into 2000.

         Wholegoods sales were $25,658,487 for the six months ended June 30, 1999 compared to $25,618,030 for the six months ended June 30, 1998. Wholegoods sales from acquired stores contributed approximately $5,474,000. These sales were offset by a decrease in comparable stores wholegoods sales of approximately $5,433,000. The decrease in new equipment sales accounted for all of this decrease in comparable store wholegoods sales.

         Parts and service revenue increased approximately $396,000, or 6.3%, to $6,680,456 for the six months ended June 30, 1999 from $6,284,012 for the six months ended June 30, 1998. The parts sales and service revenues contribution of approximately $1,730,000 from acquired stores was offset by a decrease of approximately $1,333,100 in comparable store parts and service revenues. This decrease was directly related to the drought-related downturn in the agricultural industry during 1998 and the effect of weak commodity prices for crops, which began in 1998 and have continued to remain weak in 1999. As a result, the Company's customers were forced to delay their field preparation work until the end of the first quarter, which resulted in lower than expected parts sales and service revenues during the first three months of 1999. Parts and service revenues were stronger in the second quarter of 1999 compared to the first quarter of 1999, but the increase wasn't sufficient to offset the loss of revenue in the first quarter. The Company expects strong parts and service revenues during the harvest season, which should result in higher levels of parts sales and service revenues for the third and fourth quarters of 1999.

GROSS PROFIT

         Gross profit decreased approximately $221,000, or 4.5%, to $4,639,995 for the six months ended June 30, 1999 from $4,860,688 for the six months ended June 30, 1998. This decrease is due primarily to the decrease in gross profit associated with the decrease in new equipment sales.

         Gross profit as a percentage of total revenues decreased to 14.3% for the six months ended June 30, 1999 from 15.2% for the six months ended June 30, 1998. The Company's highest gross margin is derived from its parts and service revenues. For these periods, the shift in revenue mix between wholegoods sales (80.3% of total revenues in the six months ended June 30, 1998 compared to 79.3% of total revenues in the six months ended June 30, 1999) and parts and service revenues (19.7% of total revenues in the six months ended June 30, 1998 compared to 20.7% of total revenues in the six months ended June 30, 1999) caused a slight increase in gross margins that was offset by the decrease in wholegoods gross margins to 8.5% from 10.1%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $515,000, to $4,011,235 for the six months ended June 30, 1999 from $3,496,212 for the six months ended June 30, 1998. The stores acquired in July and October of 1998 added approximately $847,000 of SG&A, which was offset by a decrease in comparable store SG&A of approximately $406,000. This decrease was the result of cost reductions implemented in the fourth quarter of 1998. Corporate administration accounted for the remainder of the increase of approximately $74,000, which was due to higher salaries and benefits in the first six months of 1999 compared to 1998.

         SG&A expense as a percentage of total revenues were 12.4% in the six months ended June 30, 1999 compared to 11.0% in the six months ended June 30, 1998. This increase is primarily due to lower comparable store revenues without a proportionate decrease in store operating expenses and corporate administration expenses.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $138,000 to $367,696 for the six months ended June 30, 1999 from $229,412, for the six months ended June 30, 1998. The increase was due primarily to the increased levels of floor plan payables associated with higher inventory levels and working capital loans, in addition to acquisition debt associated with the store acquisitions in 1998.

         Interest income increased approximately $14,000 to $152,722 for the six months ended June 30, 1999 from $138,348 for the six months ended June 30, 1998. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In the six months ended June 30, 1999, interest rates continued to remain competitive; however, because of the increase in used equipment sales, which typically do not have discounted interest rates, more interest income was earned in 1999 compared to 1998.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company, of approximately $28,962,000 average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 1,303,281 shares of the Company's Common Stock at an exercise price of $0.50. This resulted in a non-cash charge of $32,582 for the six months ended June 30,1999.

NET INCOME

         Net income decreased approximately $560,000 or 68.6%, to $256,606 for the six months ended June 30, 1999 from $816,652 for the six months ended June 30, 1998. This decrease was primarily the result of the decrease in gross profit of approximately $221,000, an increase in operating and administrative expenses of $515,000, an increase in interest expense (net of interest income) and other costs of $88,000, offset by a decrease in the provision for income taxes of approximately $264,000.

         Earnings per share decreased to $0.01 (both basic and diluted) from $0.03 (both basic and diluted) from the six months ended June 30, 1998 to the six months ended June 30, 1999, primarily as the result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Agricredit, EDCO, Transamerica and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from four to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Agricredit provides financing for new and used equipment using variable market rates of interest based on defined prime rate.

       The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the three months ended June 30, 1999, the interest rate charged by Deere for its floor plan financing and wholesale line of credit was a defined prime rate plus 150 basis points and defined prime rate plus 50 basis points, respectively. In addition, the Company's wholesale credit lines with Agricredit, EDCO and Transamerica are at rates that range from a defined prime rate plus 50 basis points to defined prime rate plus 150 basis points. As of June 30, 1999, the Company had floor plan payables outstanding of approximately $23,966,000, of which approximately $7,221,000 was then interest bearing.

       On July 2, 1999 the Company received a $4,930,000 long-term loan at a defined prime rate plus 150 basis points from a lender. The loan is collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures, and sponsored by the Rural Business - Cooperative Service of the United States Department of Agriculture. The proceeds were used to refinance $4,089,600 of existing debt and provided $840,400 in working capital. In addition to this loan, the lender will continue to provide the Company with a $1,750,000 line of credit at a defined prime rate plus 150 basis points, collateralized by trade accounts receivable and Company owned equipment inventory.

       Cash and cash equivalents decreased to $267,324 at June 30, 1999 from $494,132 at December 31, 1998. During the six months ended June 30, 1999, operations used net cash of $1,702,101 primarily because of the decrease in floor plan payables of approximately $6,930,864. This decrease was primarily due to the decrease in equipment inventory of approximately $5,647,116. The decrease in inventory was primarily due to higher used equipment sales in 1999 and a decrease in new equipment purchases. Investing activities used cash of $132,049 primarily for capital expenditures. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional Deere dealerships. All acquisitions are subject to the availability of debt or equity financing and Deere approval, of which there can be no assurance in either case. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which, prior to fiscal 1998, occurred primarily during the Company's second and fourth quarters. As a result, sales of agricultural equipment were generally lower in the first and third quarters. In 1998, the Company acquired two additional stores, one in the Northern Panhandle and the other in West Texas (near El Paso, Texas). Because of the current store locations, there was an overlap in the growing seasons in 1998, which had the effect of leveling out quarterly sales and inventory requirements. In 1998, the Company recorded approximately 24% of its sales in each of the first and second quarters and approximately 26% in each of the third and fourth quarters. The Company believes that this seasonality will not be significantly different for 1999. However, if the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

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

         The Company has made a preliminary review of both its information technology (most of which, as discussed above, is Deere supplied) and its non-information technology systems to determine whether they are Year 2000 compliant. We have not identified any other material systems that are not Year 2000 compliant. The Company has received oral assurances of Year 2000 compliance from many of the third parties with which it has relationships.

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

         o Risks associated with expansion, including the management of growth; and continued availability of key personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At June 30, 1999, approximately 91% of the Company's debt obligations (includes short and long-term equipment and bank financing) have variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the six months ended June 30, 1999 average interest rate under these borrowings, (which average rate was approximately 9%) it is estimated that the Company's interest expense for the six months ended June 30, 1999 would have increased by approximately $60,000 resulting in a decrease in the Company's net income and after tax cash flow of approximately $39,000. In the event of an adverse change in interest rates, management would likely take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 14, 1999, at the annual meeting of stockholders of the Company the following matters were brought before the stockholders for vote:

                                                                  For                Against              Abstain
                                                                  ---                -------              -------
o        Election of Directors:     Paul J. Condit            22,625,562              6,355                  -
                                    John T. Condit            22,625,562              6,355                  -
                                    EA Milo Mattorano         22,625,562              6,355                  -
                                    Robert T. Maynard         22,625,562              6,355                  -
                                    James D. Arnold           22,625,562              6,355                  -
                                    Mickey L. Ray             22,625,562              6,355                  -

        No other matters were submitted to a vote of the stockholders present.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits

         10(i) Loan and Security Agreement, dated June 24, 1999

         27    Financial Data Schedule

(b) Reports on form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 1999


                                        TEXAS EQUIPMENT CORPORATION

                                        By:  /s/ Paul J. Condit
                                           -------------------------------------
                                           Paul J. Condit
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  10(i)         Loan and Security Agreement, dated June 24, 1999

  27            Financial Data Schedule