Form 10-Q
period 1999-09-30
TEXAS EQUIPMENT CORP
filed 1999-11-12
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999 or

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
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

     1305 Hobbs Hwy, Seminole, Texas                     79360
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

         Registrant's telephone number: (915) 758-3643
         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class        Name of each exchange on which  registered
         -------------------        ------------------------------------------
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

         The number of shares outstanding of the registrant's Common Stock, as of November 10, 1999, was 3,607,311(giving effect to a 7-for-1 reverse stock split effective September 7, 1999).

                                      INDEX





                                                                                                           Page
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements:
        Consolidated Balance Sheets at September 30, 1999 and December 31, 1998 ........................     4
        Consolidated Statement of Operations for the Three Months Ended September 30, 1999 and 1998.....     6
        Consolidated Statement of Operations for the Nine Months Ended September 30, 1999 and 1998......     7
        Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1999 and 1998......     8
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.....    14
     Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................    21
PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K ..........................................................    21
     Signatures ........................................................................................    22

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The future results of the Company, including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Part 1. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Safe Harbor Statement" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology is intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks or uncertainties.

                       NOTE CONCERNING REVERSE STOCK SPLIT

The historical share and per share data included in this Report on Form 10-Q has been adjusted to give effect to a 7-for-1 reverse stock split effective September 7, 1999. See Note 5 of the Notes to Financial Statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        1999         1998
                                                    -----------   -----------
CURRENT ASSETS
          Cash and cash equivalents                 $   480,008   $   494,132
          Accounts receivable (less allowance for
              Doubtful accounts of $109,564)            723,502       486,845
          Other receivables                           1,621,510       594,177
          Inventories                                32,323,119    39,241,714
          Prepaid expense                                 3,482          --
                                                    -----------   -----------

               TOTAL CURRENT ASSETS                  35,151,621    40,816,868

PROPERTY AND EQUIPMENT, NET                           5,493,711     5,725,916

FINANCE RECEIVABLES                                     985,544       987,120

RECEIVABLES FROM OFFICER                                150,050       142,290

GOODWILL, net of accumulated
       Amortization of $88,992 in 1999
         and $79,456 in 1998                            101,706       111,242

OTHER ASSETS                                             65,625        62,181
                                                    -----------   -----------

                                                    $41,948,257   $47,845,617
                                                    ===========   ===========



                                       4
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1999          1998
                                                                 -----------   -----------
CURRENT LIABILITIES

          Floor plan payables                                    $22,351,498   $30,896,748
       Notes payable                                               1,629,811     1,458,389
          Accounts payable                                           856,034       877,391
          Accrued liabilities                                        503,446       380,778
          Income tax liability                                       273,247       648,544
          Current maturities of
               long-term debt                                        339,822       621,451
                                                                 -----------   -----------

TOTAL CURRENT LIABILITIES                                         25,953,858    34,883,301

LONG-TERM DEBT, net of
          current maturities                                       7,227,250     4,665,409

DEFERRED TAX LIABILITY                                               233,074       233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common stock, $.001 par value authorized
               50,000,000;  issued and outstanding
               3,607,311 in 1999 and 3,546,401 in 1998                 3,607         3,546

Paid in capital                                                    3,362,043     3,209,553
Retained earnings                                                  5,168,425     4,850,734
                                                                 -----------   -----------

               TOTAL STOCKHOLDERS' EQUITY                          8,534,075     8,063,833
                                                                 -----------   -----------

                                                                 $41,948,257   $47,845,617
                                                                 ===========   ===========



                                        5
                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                     THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------
                                            1999           1998
                                     ---------------  ---------------
REVENUES                               $ 17,089,207    $ 17,573,269

COST OF SALES                            14,836,587      14,803,695
                                       ------------    ------------

GROSS PROFIT                              2,252,620       2,769,574

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES             1,942,919       1,946,273
                                       ------------    ------------

INCOME FROM OPERATIONS                      309,701         823,301

OTHER INCOME (EXPENSE)
     Interest                              (178,617)       (181,759)
     Non-cash guarantee fee                 (15,729)        (49,951)
     Other income                           (16,587)         (2,248)
                                       ------------    ------------

INCOME BEFORE TAXES                          98,768         589,343

INCOME TAX EXPENSE                           37,684         199,089
                                       ------------    ------------

NET INCOME                             $     61,084    $    390,254

NET INCOME PER SHARE
     Basic                             $       0.02    $       0.11
     Diluted                           $       0.02    $       0.11
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                3,607,311       3,524,973
    Diluted                               3,630,800       3,592,295



                                       6
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                      NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------
                                           1999            1998
                                      -------------    --------------
REVENUES                               $ 49,428,150    $ 49,475,311

COST OF SALES                            42,535,535      41,845,049
                                       ------------    ------------

GROSS PROFIT                              6,892,615       7,630,262

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES             5,954,154       5,442,485
                                       ------------    ------------

INCOME FROM OPERATIONS                      938,461       2,187,777

OTHER INCOME (EXPENSE)
     Interest                              (393,591)       (272,823)
     Non-cash guarantee fee                 (48,311)       (135,494)
     Other income                            (6,342)         25,046
                                       ------------    ------------

INCOME FROM OPERATIONS BEFORE TAXES         490,217       1,804,506

INCOME TAX EXPENSE                          172,527         597,600
                                       ------------    ------------

NET INCOME                             $    317,690    $  1,206,906
NET INCOME PER SHARE
     Basic                             $       0.09    $       0.34
     Diluted                           $       0.09    $       0.34
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                3,568,492       3,520,771
    Diluted                               3,591,981       3,566,561



                                       7
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                              1999             1998
                                                                         -------------    --------------
CASH FLOW PROVIDE BY (USED IN)
    OPERATING ACTIVITIES
       Net income                                                         $    317,690    $  1,206,906
       Adjustment to reconcile net income to net cash
         Provided by operating activities:
          Stock issued in settlement of lawsuit                                   --            34,688
          Amortization & depreciation                                          401,098         308,898
                  Guaranty fee - valuation of stock options issued              48,311         135,494

CHANGES IN ASSETS AND LIABILITIES,
    net of effects of business acquired:
          Accounts receivable                                               (1,263,990)        721,172
          Inventories                                                        6,918,595     (17,437,920)
          Prepaid expenses                                                      (3,482)           --
          Floor plan payable                                                (8,545,250)     13,401,675
          Accounts payable                                                     (21,357)        151,886
          Accrued liabilities                                                   66,678         (71,374)
          Finance receivable                                                     1,576        (228,985)
          Income tax liability                                                (375,297)        365,412
          Other liabilities                                                     55,990         472,234
          Other assets                                                          (3,443)            493
                                                                          ------------    ------------

       NET CASH USED IN OPERATING ACTIVITIES                                (2,402,881)       (939,421)
                                                                          ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES
          Purchases of land, buildings and equipment                          (159,357)     (1,368,693)
          Stockholders' receivables                                             (7,760)            767
                                                                          ------------    ------------

          NET CASH USED IN INVESTING ACTIVITIES                               (167,117)     (1,367,926)
                                                                          ------------    ------------



                                       8
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                        1999            1998
                                                   -------------    --------------
CASH FLOW PROVIDED BY (USED IN) FINANCING
    ACTIVITIES
          Proceeds from note borrowings              $ 7,980,372    $ 6,478,218
          Repayments of note borrowings               (5,424,497)    (3,195,460)
                                                     -----------    -----------

        NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                   2,555,875      3,282,758
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                          (14,123)       975,411

CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF THE PERIOD                              494,132        104,750
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                       $   480,009    $ 1,080,161
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
          Cash paid during the period for:
          Interest expense                           $   645,732    $   408,388
                                                     ===========    ===========

              Income taxes                           $   520,942    $   200,000
                                                     ===========    ===========

    Common stock issue related to convertible note   $   104,241    $      --
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

         The condensed balance sheets as of September 30, 1999 and December 31, 1998 and the condensed statements of operation for the three months and nine months ended September 30, 1999 and 1998 and condensed statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet and statements of cash flows for 1998 to be in conformity with 1999.

2.    INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                   September 30,    December 31,
                       1999             1998
                    -----------     -----------
New equipment       $13,021,053     $19,830,691
Used equipment       14,451,039      15,101,869
Parts and other       4,851,027       4,309,154
                    -----------     -----------

          Total     $32,323,119     $39,241,714
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

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------                               Product
                                                Wholegoods          Support
                                               ------------      ------------
Sales and revenues from external customers     $ 12,705,593      $  4,383,614
Depreciation expense                                 45,420            94,802
Segment operating profit                            (34,531)          651,237
Segment assets:
       Property, plant and equipment                930,993         4,438,844
       Inventory                                 27,472,092         4,851,027
THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales and revenues from external customers       13,720,753         3,852,516
Depreciation expense                                 12,766           100,938
Segment operating profit                            743,337           383,856
Segment assets: (as of December 31, 1998)
       Property, plant and equipment                970,343         4,626,763
       Inventory                                 34,932,560         4,309,154

NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales and revenues from external customers       38,364,080        11,064,070
Depreciation expense                                121,159           278,534
Segment operating profit                            746,967         1,198,687
Segment assets:
       Property, plant and equipment                930,993         4,438,844
       Inventory                                 27,472,092         4,851,027
NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales and revenues from external customers       39,338,777        10,136,534
Depreciation expense                                 70,986           223,799
Segment operating profit                          1,995,354         1,122,964
Segment assets: (as of December 31, 1998)
       Property, plant and equipment                970,343         4,626,463
       Inventory                                 34,932,560         4,309,154

OPERATING PROFIT                                Three Months Ended September 30,
                                                --------------------------------
                                                     1999              1998
                                                -------------      -------------
Total profit for reportable segments              $   616,706      $ 1,127,193
Unallocated amounts:
       Administrative expense                        (307,005)        (303,892)
       Other income                                   (16,587)          (2,248)
       Interest expense                              (322,513)        (221,439)
       Interest income                                143,896           39,680
       Non-cash guarantee fee                         (15,729)         (49,951)
                                                  -----------      -----------
       Total consolidated income before taxes     $    98,768      $   589,343
                                                  ===========      ===========

OPERATING PROFIT                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1999              1998
                                                -------------      ------------

Total profit for reportable segments              $ 1,945,654      $ 3,118,318
Unallocated amounts:
       Administrative expense                      (1,007,193)        (930,541)
       Other income                                    (6,342)          25,046
       Interest expense                              (690,209)        (408,388)
       Interest income                                296,618          135,565
       Non-cash guarantee fee                         (48,311)        (135,494)
                                                  -----------      -----------
       Total consolidated income before taxes     $   490,217      $ 1,804,506
                                                  ===========      ===========

4.       NET INCOME PER SHARE

         The following is a reconciliation of the numerator and denominator underlying the income per share calculations. The number of shares outstanding have been restated for the September 7, 1999 seven for one reverse stock split:

                                                   Nine Months ended September 30, 1999
                                                   ------------------------------------
                                                    Income          Shares    Per Share
                                                   (Numerator)  (Denominator)  Amount
                                                   ----------   ------------- ---------
Net income available to common  stockholders'      $  317,690     3,568,492     $0.09

Effect of dilutive securities:
   Incremental shares of assumed exercise of
   options and conversions of convertible note           --          23,489      --
                                                   ----------     ---------     -----

Diluted net income available to common
   stockholders'                                   $  317,690     3,591,981     $0.09
                                                   ==========    ==========     =====

                                                 Nine Months ended September 30, 1998
                                                 -------------------------------------
                                                  Income           Shares    Per Share
                                                 (Numerator)   (Denominator)   Amount
                                                 ----------    ------------- ---------
Net income available to common stockholders'     $1,206,906      3,520,771     $0.34

Effect of dilutive securities:
   Incremental shares of assumed exercise of
   options and convertible note                        --           45,790      --
                                                 ----------     ----------     -----

Diluted net income available to common
  stockholders'                                  $1,206,906      3,566,561     $0.34
                                                 ==========     ==========     =====

5.       REVERSE STOCK SPLIT

         September 7, 1999 was the effective date of the Company's 7-for-1 reverse stock split. The Company cannot predict what effect the reverse split will have on the market price of its common stock. However, a higher price may diminish the adverse impact that very low prices have upon the efficient operation of the trading market for the stock. In connection with the reverse split, the Company is embarking on a program of publicizing the Company's current business, results of operations and growth strategy to the financial community. One significant objective of the reverse split and the Company's related efforts is to better position the Company to qualify for a listing on the Nasdaq system, although there can be no assurance such result will be achieved. A Nasdaq listing may make the Company's stock more attractive and better position the Company to pursue acquisitions consistent with its growth strategy and to obtain needed equity financing. The historical share and per share data included in this Report on Form 10-Q has been adjusted to give effect to a 7-for-1 reverse stock split effective September 7, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         As a specialty retailer, the Company distributes, sells, services and rents equipment for the agricultural industry. The Company's primary supplier of new equipment and parts is Deere & Company ("Deere"). The Company operates the largest network of Deere agricultural equipment dealers in Texas and is one of the largest in the United States. The Company's stores are located in the Northern and Southern Panhandle of West Texas and in Eastern New Mexico.

         The Company's growth in recent years has been due to the acquisition of agricultural equipment dealers in its operating area and implementation of its operating model. The increase in sales from acquired stores has offset the decrease in comparable store revenues (stores with revenues throughout the nine months in 1998 and 1999). The acquisitions are primarily the result of consolidation trends among agricultural equipment dealers and the ability of the Company to leverage its expertise in acquisitions.

         The Company generates its revenues from sales of new and used equipment ("wholegoods"), sales of parts and service, and the rental of equipment. The Company's highest gross margins have historically been generated from its parts and service revenues. Because of the differences in gross margins between wholegoods sales and parts and service revenues, total gross profit percentages (gross profit as a percentage of total sales) will fluctuate with the change in the mix of revenues from these product lines.

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops; however, because of the current store locations, there is an overlap in the growing seasons, which has the effect of leveling out quarterly sales and inventory requirements. In 1998, the Company recorded approximately 24% of its sales in each of the first and second quarters and approximately 26% in each of the third and fourth quarters. The Company believes that there will not be a substantial change in seasonality in 1999.

         The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing two acquisitions during fiscal 1998. The results of operations of these acquisitions are included in the Company's results of operations only for the periods after their applicable acquisition dates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Revenues decreased approximately $484,000 or 2.8%, to $17,089,207 for the third quarter of 1999 from $17,573,269 for the third quarter of 1998. Total revenue contributed from acquired stores of approximately $1,028,000 was offset by a decrease in comparable store revenues (stores with revenues throughout the third quarter of 1998 and 1999) of approximately $1,512,000. The decrease in comparable store revenue was due primarily to a decrease of approximately $1,663,000 in wholegoods sales (primarily new tractor, grain combines and to a lesser extent various other seasonal equipment sales), when compared to new equipment sales in the third quarter of 1998.

         Sales of wholegoods decreased approximately $1,015,000 or 7.4%, to $12,705,593 for the third quarter of 1999 from $13,720,747 for the third quarter of 1998. The wholegoods sales contribution of approximately $648,000 from acquired stores was offset by a decrease in comparable stores wholegoods sales of approximately $1,663,000. This decrease in comparable store wholegoods sales was the result of a decrease of approximately $3,900,000, or 36.6 % in new equipment sales offset by an increase of approximately $2,237,000, or 135% in used equipment sales. The decrease in new equipment sales was primarily the result of the continued effect of weak commodity prices, which began in 1998 and are expected to continue into 2000.

         Parts and service revenue increased approximately $531,000, or 13.8%, to $4,383,614 for the third quarter of 1999 from $3,852,522 for the third quarter of 1998. The contribution of parts and service sales from acquired stores was approximately $380,000. Comparable store parts and service revenues increased approximately $151,000. The increase in comparable store revenue was the result of a strong fall harvest season, which is expected to continue into the fourth quarter.

GROSS PROFIT

         Gross profit decreased approximately $517,000, or 18.7%, to $2,252,620 for the third quarter of 1999 from $2,769,574 for the third quarter of 1998. Gross profit as a percentage of total revenues decreased to 13.2% for the third quarter of 1999 from 15.8% for the third quarter of 1998. The Company's highest gross margin is derived from its parts and service revenues. For these periods the decline in gross profit as a percentage of total revenue was primarily attributable to a decrease in wholegoods gross margins of 5 percentage points, to 6.1% in the third quarter of 1999 from 11.1% in the third quarter of 1998, offset in part by the shift in revenue mix between wholegoods sales (78.1% of total revenues in the third quarter of 1998 compared to 74.3% of total revenues in the third quarter of 1999) and parts and service revenues (21.9% of total revenues in the third quarter of 1998 compared to 25.7% of total revenues in the third quarter of 1999).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense was relatively flat at $1,942,919 for the third quarter of 1999 compared to $1,946,273 for the third quarter of 1998. The stores acquired in July and October of 1998 added approximately $189,000 of SG&A, which was offset by a decrease in comparable store SG&A of approximately $196,000. This decrease was the result of cost reductions implemented in the fourth quarter of 1998. Corporate administration accounted for the remainder of the increase. SG&A expense as a percentage of total revenues was 11.4% in the third quarter of 1999 compared to 11.1% in the third quarter of 1998.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $101,000 to $322,513 for the third quarter of 1999 from $221,439 for the third quarter of 1998. The increase was due primarily to increased bank financing to support higher levels of Company owned inventory and to meet working capital requirements, in addition to the acquisition debt associated with the stores acquired in 1998.

         Interest income increased approximately $104,000 to $143,896 for the third quarter of 1999 from $39,680 for the third quarter of 1998. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. Interest rates continue to remain competitive; however, because of the increase in used equipment sales, which typically do not have discounted interest rates, more interest income was earned in 1999 compared to 1998.

In addition, because of a change in the Agricredit customer financing program, the Company received a one time payment of deferred interest income of $50,000 in the third quarter.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $27,963,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 89,882 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $15,729 for the three-month period.

NET INCOME

         Net income decreased approximately $329,000, or 84.3%, to $61,084 for the third quarter of 1999 from $390,254 for the third quarter of 1998. This decrease was primarily the result of the decrease in gross profit of approximately $517,000, which was offset by the decrease in other costs of $20,000 and the provision for income taxes of approximately $161,000.

         Earnings per share decreased to $0.02 (both basic and diluted) from $0.11 (both basic and diluted) from the third quarter of 1998 to the third quarter of 1999, primarily as the result of the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Revenues for the nine months ended September 30, 1999 were $49,428,150 compared to $49,475,311 for the nine months ended September 30, 1998. Revenue contributed from acquired stores of approximately $8,231,000 was offset by decreases in comparable store revenues (stores with revenues throughout the nine months ended September 30, 1998 and 1999) of approximately $8,278,000.

         Wholegoods sales decreased approximately $975,000 to $38,364,080 for the nine months ended September 30, 1999 compared to $39,338,777 for the nine months ended September 30, 1998. Wholegoods sales from acquired stores contributed approximately $6,122,000. The decrease in comparable store wholegoods sales was due primarily to a decrease of approximately $11,029,000, or 38.1%, in new equipment sales (primarily tractor and harvest equipment, and to a lesser extent various other equipment sales), partially offset by an increase in used equipment sales of $3,932,000, or 43.7%. This decrease in new equipment sales was the result of the continued effect of weak commodity prices, which began in the fourth quarter of 1998 and are expected to continue into 2000. The increase in used equipment sales is the direct result of lower new equipment sales.

         Parts and service revenue increased approximately $928,000, or 9.2%, to $11,064,070 for the nine months ended September 30, 1999 from $10,136,534 for the nine months ended September 30, 1998. The contribution of parts sales and service revenues from acquired stores of approximately $2,109,000 was offset by a decrease of approximately $1,182,000 in comparable store parts and service revenues. This decrease was directly related to the drought-related downturn in the agricultural industry during 1998 and the effect of weak commodity prices for crops, which began in 1998 and have continued to remain weak in 1999. As a result, the Company's customers were forced to delay their field preparation work until the end of the first quarter, which resulted in lower than expected parts sales and service revenues during the first three months of 1999. Parts and service revenues were stronger in the second and third quarters of 1999 compared to the first quarter of 1999, but the increase was not sufficient to replace the lost revenue in the first quarter. The Company expects strong parts and service revenues during the harvest season, which should result in higher levels of parts sales and service revenues in the fourth quarter of 1999.

GROSS PROFIT

         Gross profit decreased approximately $737,000, or 9.6%, to $6,892,615 for the nine months ended September 30, 1999 from $7,630,262 for the nine months ended September 30, 1998. This decrease is due primarily to the decrease in gross profit from wholegoods sales.

         Gross profit as a percentage of total revenues decreased to 13.9% for the nine months ended September 30, 1999 from 15.4% for the nine months ended September 30, 1998. The Company's highest gross margin is derived from its parts and service revenues. For these periods the decline in gross profit as a percentage of total revenue was primarily attributable to the decrease in wholegoods gross margins of 2.7 percentage points, to 7.7% from 10.4%, offset in part by the shift in revenue mix between wholegoods sales (79.5% of total revenues in the nine months ended September 30, 1998 compared to 77.6% of total revenues in the nine months ended September 30, 1999) and parts and service revenues (20.5% of total revenues in the nine months ended September 30, 1998 compared to 22.4% of total revenues in the nine months ended September 30,
1999).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $512,000, to $5,954,154 for the nine months ended September 30, 1999 from $5,442,485 for the nine months ended September 30, 1998. The stores acquired in July and October of 1998 added approximately $1,037,000 of SG&A, which was offset by a decrease in comparable store SG&A of approximately $602,000. This decrease was the result of cost reductions implemented in the fourth quarter of 1998. Corporate administration accounted for the remainder of the increase of approximately $77,000, which was due to higher salaries and benefits in the first nine months of 1999 compared to 1998.

         SG&A expense as a percentage of total revenues were 12.0% in the nine months ended September 30, 1999 compared to 11.0% in the nine months ended September 30, 1998. This increase is primarily due to lower comparable store revenues without a proportionate decrease in store operating expenses and corporate administration expenses.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $282,000 to $690,209 for the nine months ended September 30, 1999 from $408,388, for the nine months ended September 30, 1998. The increase was due primarily to the increased levels of bank financing because of higher Company owned inventory levels and working capital loans, in addition to acquisition debt associated with the store acquisitions in 1998.

         Interest income increased approximately $161,000 to $296,618 for the nine months ended September 30, 1999 from $135,565 for the nine months ended September 30, 1998. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In the nine months ended September 30, 1999, interest rates continued to remain competitive; however, because of the increase in used equipment sales, which typically do not have discounted interest rates, more interest income was earned in 1999 compared to 1998. In addition, because of a change in the Agricredit customer financing program, the Company received a one time payment of deferred interest income of $50,000 in the third quarter.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $27,963,000 average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 276,065 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $48,311 for the nine months ended September 30, 1999.

NET INCOME

         Net income decreased approximately $889,000 or 73.7%, to $317,690 for the nine months ended September 30, 1999 from $1,206,906 for the nine months ended September 30, 1998. This decrease was primarily the result of the decrease in gross profit of approximately $738,000, an increase in store operating expenses of $435,000, an increase in administrative expenses of $77,000, an increase in interest expense (net of interest income) and other costs of $64,000, offset by a decrease in the provision for income taxes of approximately $425,000.

         Earnings per share decreased to $0.09 (both basic and diluted) from $0.34 (both basic and diluted) from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, primarily as the result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company ("EDCO") and Transamerica Distributor Financing ("Transamerica") and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from four to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Agricredit provides financing for new and used equipment using variable market rates of interest based on defined prime rate.

       The Company annually reviews the terms of its financing arrangements and interest rates with its lenders. As of September 30, 1999 the interest rate charged by Deere for its floor plan financing and wholesale line of credit was a defined prime rate plus 150 basis points and defined prime rate plus 75 basis points, respectively. In addition, the Company's wholesale credit lines with Agricredit, EDCO and Transamerica are at rates that range from a defined prime rate plus 50 basis points to defined prime rate plus 150 basis points. As of September 30, 1999, the Company had floor plan payables outstanding of approximately $22,351,000, of which approximately $8,248,000 was then interest bearing.

       On July 2, 1999 the Company received a $4,930,000 long-term loan at a defined prime rate plus 150 basis points from a lender. The loan is collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures. The proceeds were used to refinance $4,089,600 of existing debt and provided $840,400 in working capital. In addition to this loan, the lender will continue to provide the Company with a $1,750,000 line of credit at a defined prime rate plus 150 basis points, collateralized by trade accounts receivable and Company owned equipment inventory.

       Cash and cash equivalents decreased to $480,009 at September 30, 1999 from $494,132 at December 31, 1998. During the nine months ended September 30, 1999, operations used net cash of $2,402,881 primarily because of the decrease in floor plan payables of approximately $8,545,250. This decrease was primarily due to the decrease in equipment inventory of approximately $6,918,595. The decrease in inventory was primarily due to higher used equipment sales in 1999 and a decrease in new equipment purchases. Investing activities used cash of $167,117 primarily for capital expenditures. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional Deere dealerships. All acquisitions are subject to the availability of debt or equity financing and Deere approval, of which there can be no assurance in either case. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops; however, because of the current store locations, there is an overlap in the growing seasons, which has the effect of leveling out quarterly sales and inventory requirements. In 1998, the Company recorded approximately 24% of its sales in each of the first and second quarters and approximately 26% in each of the third and fourth quarters. The Company believes that this seasonality will not be significantly different for 1999. However, if the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

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

         The Company's management information system software was acquired from Deere. The Company also pays Deere a monthly maintenance fee for software and hardware changes and upgrades. In formal discussions with Deere, the Company has determined that the modifications designed to address Year 2000 Issues have been completed on substantially all of the dealer programs (including related hardware) as well as Deere's in-house software, and that substantially all of Deere's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. Deere has informed the Company in a communication dated October 11, 1999, that their goal has been to have all remaining mission critical and non-mission critical systems compliant by October 31, 1999 and that their progress to date suggests this goal remains realistic and achievable. However, if such modifications are not completed on a timely basis, the Company believes that the impact will not be material, since several modifications and revisions to its hardware and software have already been completed. The cost associated with the Year 2000 Issue as it relates to such management information system software and hardware is borne by Deere as part of its computer systems support to its dealers. The existence of embedded technology is by nature difficult to identify. While the Company believes that all other significant systems are Year 2000 compliant, the Company plans to continue testing its operating equipment.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 7 of the Company's Form 10-K dated March 29, 1999, filed with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, and government farm programs; legislation relating to agriculture; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the agricultural industry, including manufacturers and retailers; the level of new and used inventories; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations;

dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquisitions; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the company's suppliers and other third parties, including potential impact of the year 2000 on processing date-sensitive information, which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At September 30, 1999, approximately 96.5% of the Company's debt obligations (including short and long-term equipment and bank financing) had variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the nine months ended September 30, 1999 average interest rate under these borrowings, (which average rate was approximately 9.50%) it is estimated that the Company's interest expense for the nine months ended September 30, 1999 would have increased by approximately $81,000 resulting in a decrease in the Company's net income and after tax cash flow of approximately $53,000. In the event of an adverse change in interest rates, management would likely take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         27       Financial Data Schedule


(b) Reports on form 8-K

         Form 8-K, Reverse Stock Split, filed September 14, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 1999

                                              TEXAS EQUIPMENT CORPORATION

                                              By: /s/ Paul J. Condit
                                                 ------------------------------
                                                  Paul J. Condit
                                                  President and Chief Executive
                                                  Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                    Financial Data Schedule