Form 10-K405
period 1999-12-31
TEXAS EQUIPMENT CORP
filed 2000-04-14
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 1999 or TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    -------
                        Commission file number 000-21813
                                               ---------

                           Texas Equipment Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              62-1459870
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     1305 Hobbs Hwy, Seminole, Texas                               79360
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

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          Common Stock, $.001 par value

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 13, 2000, was $574,360 (for purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the Common Stock of the registrant have been deemed affiliates).

     The number of shares outstanding of the registrant's Common Stock, as of March 13, 2000, was 3,607,311.

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

GENERAL

     The Company currently operates eight retail stores in two states, specializing in the distribution, sales, service and rental of agricultural equipment, primarily supplied by Deere & Company and its subsidiaries ("Deere"). The Company's stores are located in West Texas and Eastern New Mexico. The Company acquired four of its agricultural equipment stores in 1997 and two in 1998. The 1998 acquisitions extended the Company's equipment retail store network northward in West Texas with its Amarillo dealership purchase, and westward in Texas with its acquisition of one store located in Tornillo, Texas, about thirty miles southeast of El Paso, Texas and three miles from the border between the US and Mexico. The Company believes that its network of stores enables it to achieve operating benefits from increasing operational synergies. The Company's growth strategy is to continue to expand its network through future acquisitions of similar dealerships, although the Company does not presently have any agreements, written or oral, with any third party regarding a potential acquisition or business combination.

     Deere, a leading manufacturer and supplier of agricultural equipment in the United States, is the primary supplier of the equipment and parts sold by the Company. Sales of new Deere equipment by the Company accounted for approximately 74% of the Company's new equipment sales in 1999. No other supplier accounted for more than 5% of the Company's new equipment sales in 1999. The Company expects that Deere products will continue to account for the majority of its new agricultural equipment sales. The Company's stores also offer complementary equipment from other suppliers and used equipment as part of its wholegoods business segment. As part of its product support business segment, the Company offers new and used parts, equipment rental and repair service, and other related products and services. Financial information concerning the Company's wholegoods and product support business segments is incorporated herein by reference from Note 3 of the Notes to Consolidated Financial Statements.

INDUSTRY OVERVIEW

     According to industry sources, the United States retail sales of new agricultural equipment in calendar 1999 decreased to approximately $7.7 billion compared to $10.6 billion in 1998. Deere is the leading supplier of agricultural equipment in the United States. Deere's market share in 1998 and 1999 was approximately 47% in both years.

     Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations, which define a trade area. Currently, Deere has in excess of 1,600 agricultural dealer locations in the United States. The Company believes that increasing needs for capital and more sophisticated management and marketing information systems of typical Deere agricultural equipment dealers, owners' concerns about succession (a substantial number of such dealers have traditionally been family-owned businesses), and Deere's increasing support for consolidation among its dealers create a business climate conducive to further consolidation of Deere agricultural dealers. The Company expects that it will have increasing opportunities to complete strategic acquisitions of Deere agricultural dealerships as this consolidation trend develops.

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

PURSUING ADDITIONAL ACQUISITIONS

     Acquisitions are expected to continue to be an important element of the Company's growth strategy, particularly given the consolidation trends among agricultural retail equipment dealers and the current cyclical downturn in the agricultural equipment markets in 2000, which is expected to continue into 2001. The Company believes that attractive acquisition candidates will continue to become available and its management team, which has substantial experience in evaluating potential acquisition candidates, determines whether a particular group of dealerships can be integrated successfully into the Company's existing dealer network. Management believes that it can improve the operating results of acquired dealers because of economies of scale, purchasing power, and merchandising capability. Upon consummation of each acquisition, the Company integrates the dealership into its agricultural retail equipment operations by implementing the Company's operating model and seeks to enhance the acquired dealership's performance within its target market. Integration of an acquisition generally is completed within the first six to 12 months, although it can take several years before the benefits of the Company's operating model, store network, strategies, and systems are fully realized. All acquisitions are subject to the availability of debt or equity financing and Deere approval, of which there can be no assurance in either case. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans.

IMPLEMENTING THE TEC OPERATING MODEL

     The Company continues to develop, while addressing the cyclical nature of the agricultural equipment industry, its operating model designed to improve the performance and profitability of each of its retail equipment stores. Components of this operating model include (i) pursuing aggressive marketing programs, (ii) allowing store employees to focus on customers by managing administrative functions, training, and purchasing at the corporate level, (iii) providing a full complement of parts and state-of-the-art service functions, including a computerized real-time inventory system and quick response, on-site repair service, (iv) motivating store level management in accordance with corporate goals, and (v) focusing on cost structures at the store level. The Company centralizes such functions as accounting, purchasing, and employee recruitment, allowing its store managers and personnel more time to focus on making sales and providing product support to customers.

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

WHOLEGOODS

     With its eight Deere agricultural equipment stores located in West Texas and Eastern New Mexico, the Company is one of the largest Deere retail agricultural equipment dealer networks in the United States and Canada in total revenues and accounted for approximately 0.5% percent, or $19.9 million of Deere's North American agricultural wholegoods sales of approximately $3.7 billion in 1999. According to industry usage, "wholegoods" represents agricultural machinery that can be sold either as an individual item or as part of a series of machines to perform certain farming operations.

     The Company is a full-service supplier to farmers, offering a broad range of farm equipment and related products. The Company's customers primarily farm cotton and peanuts in the Southern Panhandle, corn, soybeans, wheat, sugar beets, and potatoes in the Northern Panhandle, and cotton and alfalfa in Eastern New Mexico and Tornillo, Texas. As a result of the customer mix and Deere's product offerings, the Company's core products include grain and peanut combines, cotton pickers and strippers, tractors, planting equipment and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as consumer and commercial equipment. The sale of new and used Deere agricultural equipment is the primary focus of the Company and accounted for approximately 86% of the Company's new and used equipment sales in 1999. The Company, according to local market demand, also offers a variety of other new and used wholegoods lines, which complement the Deere products and account for the remaining wholegoods sales of the Company.

     The agricultural equipment stores are located in areas with significant concentrations of farmers and typically serve customers within a 50 to 100 mile radius. Each store displays a broad array of new and used equipment and has fully-equipped service bays to provide in-store and on-site service and maintenance of agricultural equipment. The Company believes it has a competitive advantage over other agricultural dealers given its ability to draw on its network of agricultural stores for equipment, parts and service, as well as the economies of scale inherent in its centralized administrative, purchasing, and inventory management functions.

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

INVENTORY AND ASSET MANAGEMENT

     The Company maintains substantial inventories of equipment and parts in order to facilitate sales to customers on a timely basis. The Company also is required to build its inventory in advance of its selling seasons to ensure that it will have sufficient inventory available to meet its customer needs and to avoid shortages or delays. To maximize asset productivity, the Company maintains a complete database on sales and inventory of parts and equipment, and has a sophisticated, centralized real-time inventory control system. This system enables each store to access the available inventory of the Company's other stores before ordering additional parts or equipment from the supplier. As a result, the Company minimizes its investment in inventory while still effectively and promptly satisfying its customers' needs. Using this system, the Company also monitors inventory levels and mix, and make adjustments as needed in accordance with its operating plan.

DEERE AGRICULTURAL DEALER AGREEMENTS

     The Company has non-exclusive dealer agreements with Deere for each of its Deere agricultural equipment stores, each of which authorizes the Company to act as a dealer in Deere agricultural equipment (the "Agricultural Dealer Agreements") at a specific authorized store location. The Company is not required to pay a royalty fee under the Agricultural Dealer Agreements. Rather, the Company agrees to stock, sell at retail and service Deere equipment in its defined market area. The Company's areas of responsibility for the sale of Deere agricultural equipment are in the West Texas, Texas Panhandle and Eastern New Mexico. The Agricultural Dealer Agreements continue until terminated by Deere upon a violation by the Company of the provisions contained therein and in certain other circumstances described herein, although Deere may require the execution of a new Agricultural Dealer Agreement at any time upon 30-day notice. Any termination or non-renewal of the Dealership Agreements must be done by Deere in accordance with state legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. Applicable Texas laws provide that termination or non-renewal of a dealership agreement may not be done by a manufacturer without cause. The Company has consistently had its Agricultural Dealer Agreements renewed and the Company anticipates obtaining renewals in the future. However, no assurances can be given that such renewals will be obtained.

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

     The agricultural equipment stores also offer John Deere consumer and commercial equipment, for which the Company has entered into non-exclusive Lawn and Garden Dealer Agreements containing substantially the same terms as the Agricultural Dealer Agreements.

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

     Under a 1998 agreement amending the terms of its dealership agreement with Deere, the Company is required to maintain an equity-to-asset ratio, as defined, of at least 30% at all times on and after the earlier of (i) December 31, 2000,
(ii) 120 days following any completion of a public offering by the Company involving gross proceeds of at least $20 million, and (iii) immediately following any further expansion of the Company's agricultural area of responsibility under its Deere dealership agreements. Without Deere's prior written consent, the Company is also prohibited from making Deere agricultural dealership acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-assets ratio is below 30%, or if such ratio would fall below 30% as a result of such action. If such ratio falls below 25%, Deere may elect to terminate the dealer agreements with one year's advance written notice, although the Company has 180 days to cure. As of December 31, 1999, the Company's equity-to-asset ratio was approximately 19%. Product inventory changes have the most significant effect on the equity-to-asset ratio. Inventory is expected to be lower at the end of fiscal 2000, which should result in a higher equity-to-asset ratio. Subsequent to the August 1998 date of such agreement, Deere waived compliance with the equity-to-asset ratio and approved the Company's acquisition of the Amarillo dealership.

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

     Deere and Deere Credit offer new equipment floor plan financing to Deere dealers for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Deere charges variable market rates of interest at or over the prime rate on balances outstanding after any interest-free periods and retains a security interest in the inventories, which it inspects periodically. The interest-free periods, which Deere changes periodically, are currently four to twelve months. The interest rates for new Deere equipment at year-end ranged from prime plus 50 basis point, or 9%, to prime plus 300 basis points, or 11.50%, depending upon the length of time the Company has the new equipment. Generally, the Company is not required to pay for new equipment until it is sold.

     Deere also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment. The used equipment floor plan rate charged by Deere is currently prime plus 150 or 300 basis points, which is determined by the type of equipment financed. At December 31, 1999 the applicable interest rates ranged from 10% to 11.50%; however, from September 1998 to February 1999 under Deere's disaster relief program, Deere provided the Company with a floor plan annual rate of 4.5%. To the extent available, after the interest-free period under the Deere used equipment floor plan, the Company may shift its financing to its Deere Credit wholesale line of credit. The interest rates on this line of credit is currently a defined prime rate plus 50 or 75 basis points, which is determined by the type of equipment financed. At December 31,1999 the applicable interest rates ranged from 9% to 9.25%.

     The Company finances equipment from manufacturers other than Deere through its lines of credit, which total $3.2 million, at three other finance companies:
Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company ("EDCO") and Transamerica Distributor Financing ("Transamerica"). The Company has financing available through floor plan financing programs for equipment from manufacturers other than Deere, which may be financed by such manufacturers themselves or through third party lenders, depending on which option provides the Company with the most favorable terms. At December 31, 1999 the Company's Agricredit and EDCO lines of credit provided for interest at the rate of prime plus 150 basis points, or 10%, and the Company's Transamerica line of credit provided for interest at the rate of prime plus 100 basis points, or 9.5%.

CUSTOMER FINANCING OPTIONS

     Financing options for customer purchases support the sales activities of the Company. Significant financing sources for purchases by the Company's customers are through programs offered by Deere and

Agricredit. Generally, the Company grants extended payment terms to only a few of its customers, who could not qualify for the above financing.

     Deere's credit subsidiaries provide and administer financing for retail purchases and leases of new and used equipment, primarily through Deere Credit. Under Deere's retail financing plan the security interest is retained by Deere Credit in the equipment financed. A small portion of the customer financing provided by Deere is recourse to the Company. Deere retains a finance reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed under the Company's two dealer accounts until the finance reserve reaches the lesser of 3% of the total dollar amount of contracts outstanding or $600,000 for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its finance reserve. The Company's liability is capped at the amount of the finance reserve for each dealer account, which, as of December 31, 1999, was approximately $466,000 and $269,000 for its two finance reserve accounts.

     Under Deere's equipment leasing plan the security interest is retained by Deere Credit in the equipment leased. A small portion of the customer lease provided by Deere is recourse to the Company. Deere retains a lease reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each lease contract under the Company's two dealer lease accounts until the lease reserve reaches 3% of the total dollar amount of lease contracts outstanding for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its lease reserve. The Company's liability is capped at the amount of the lease reserve for each dealer account.

     Deere Credit reviews the reserve account balances with the Company annually and, if the reserve balances exceed the minimum requirements, Deere pays the difference to the Company. The Company has traditionally experienced a loss rate against such reserves of less than 0.5% of its total retail finance and lease contracts portfolio.

     Agricredit, through an agreement with the Company established in September 1997, also provides financing to the Company's customers. The financing provided under the agreement by Agricredit to its customers is non-recourse to the Company. Prior to September 1997 a portion of the customer financing provided by Agricredit was recourse to the Company. The Company's liability is limited to the portion withheld by Agricredit, which was $50,000 at December 31, 1999.

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

COMPETITION

     The Company's agricultural retail equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, CNH Global N. V. (created from the Case Corporation and New Holland
N. V. merger) and Caterpillar Inc. The Company also competes with approximately 46 additional Deere agricultural dealerships located in the West Texas Panhandle and Eastern New Mexico. These Competing Deere agricultural dealers are located in close proximity to one or more of the Company's stores. In addition, the Company competes with independent used equipment dealers in its market area. Competition among all new and used retail equipment dealers is primarily based on price, value, reputation, quality, and design of the products offered by the dealer, the customer service and equipment servicing provided by the dealer, and the accessibility of the stores. The Company believes that its Deere dealership network, broad product lines, ability to expand product support, and superior quality Deere products have enabled it to compete effectively.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 152 persons: 29 in sales; 74 in service; 35 in parts; and 14 in corporate and store administration. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with employees to be satisfactory.

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

* In square feet
(1)  This location is idle and held for sale.

     The Company owns all of its store locations subject to bank mortgages, which at December 31, 1999 were approximately $6.7 million.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to routine litigation in the ordinary course of business, but no currently pending litigation is believed by the Company to be material to its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the fourth quarter of the 1999 fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to the date hereof, there has been a limited and sporadic trading market for the Company's Common Stock, which presently trades on the NASD Bulletin Board under the symbol "TEXQ." After its initial public offering in 1993, there was very little trading until the first quarter of 1996. On September 7, 1999 the Company implemented a 7-for-1 reverse stock split. The historical share and per share data included in this Report of Form 10-K has been adjusted to give effect to this reverse split. According to information furnished by the National Quotation Bureau, the high and low bid and high and low asked quotations for each quarter during the 1998 and 1999 fiscal years are as follows:

                                Bid                  Asked
                                ---                  -----
1998                      High        Low       High        Low
                          ----        ---       ----        ---
March 31              $   5.69   $   2.63   $   6.13   $   3.06
June 30                   3.50       2.19       4.16       2.80
September 30              3.28       1.97       3.72       2.19
December 31               2.84       1.31       3.06       1.53
1999
March 31                  2.63       1.31       3.06       1.75
June 30                   3.28       1.53       3.50       1.75
September 30              1.75       1.31       2.63       1.50
December 31               1.38       0.44       2.25       0.50

     These market quotations represent inter-dealer prices, without retail markup, mark down or commission and do not necessarily represent actual transactions. As of March 15, 2000, there were approximately 730 holders of record of the Company's Common Stock. During the 1998 and 1999 fiscal years the Company has not paid any dividends or redeemed, repurchased or otherwise retired any of its Common Stock, except for 35,714 shares which were cancelled in 1997, and would currently be prohibited from paying cash dividends under the terms of its lines of credit and Deere dealership agreements. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                       Years Ended December 31, (1)
                                                       ----------------------------
                                     1999           1998           1997           1996           1995
                                     ----           ----           ----           ----           ----

Net Sales                      $ 63,220,272    $ 67,998,233   $ 58,366,746   $ 28,094,196   $ 25,031,608
Gross Profit                      7,660,154       9,898,702      7,825,628      4,092,807      3,383,351
Net (Loss) Income From
   Continuing Operations         (1,231,019)        952,635        815,370        883,155        253,399
Net (Loss) Income Per Share
   From Continuing Operation          (0.34)           0.27           0.23           0.35           0.14
Net (Loss) Income                (1,231,019)        952,635        274,972        736,351        253,399
Net (Loss) Income Per Share           (0.34)           0.27           0.08           0.28           0.14
Total Assets                     35,866,092      47,845,617     28,528,585     11,612,258      9,624,708
Long-term Debt                    7,353,825       4,665,409      3,796,689      1,005,762      1,195,378
Dividends                              0.00            0.00           0.00           0.00           0.00

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The September 1996 acquisition by the Company of TECI has been accounted for as though TECI acquired the Company through a reverse acquisition. In September 1997, the operations of Marinex were discontinued, and as a result, Marinex operations in 1997 have been accounted for as "discontinued operations." The following discussion and financial analysis is of the continuing operations of the Company and the Company's TECI subsidiary only.

     As a specialty retailer, the Company distributes, sells, services and rents equipment for the agricultural industry. The Company's primary supplier of new equipment and parts is Deere & Company ("Deere"). The Company operates the largest network of Deere agricultural equipment dealers in Texas and is one of the largest in the United States. The Company's stores are located in West Texas and in Eastern New Mexico.

     The Company generates its revenues from sales of new and used equipment (wholegoods), sales of parts and service, and the rental of equipment. The Company's highest gross margins have historically been generated from its parts and service revenues. Due to product warranty time frames, usage patterns by customers and market conditions, there generally is a time lag between the increase and decrease in wholegoods sales and the effect on parts and service revenues from such changes. As a result, changes in parts and service revenues do not necessarily coincide with increases or decreases in wholegoods sales. In addition, due to differences in gross margins between wholegoods sales and parts and service revenue, gross margin percentages (total gross profit as a percentage of total sales) will increase or decrease depending on the revenue mix between wholegoods and parts and service.

     Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. Because of the location of the Company's dealer network, there is an overlap in the growing seasons, which have the effect of leveling out quarterly sales and inventory requirements. In 1999, the Company recorded approximately 26% of its sales in each of the first and third quarters and approximately 24% in each of the second and fourth quarters. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

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

RESULTS OF OPERATIONS

1999 Compared to 1998

REVENUES

     Revenues decreased approximately $4,778,000, or 7%, to $63,220,272 for 1999 from $67,998,223 for 1998. Comparable store revenues (stores with full year revenues in 1998 and 1999) decreased approximately $12,554,000, which was partially offset by $7,776,000 in additional revenues from the dealership acquisitions in Tornillo, Texas in June 1998 and in Amarillo, Texas in October 1998.

     The sale of wholegoods decreased approximately $5,872,000, or 11%, to $48,457,475 for 1999 from $54,329,663 for 1998. Wholegoods sales from acquired stores contributed approximately $5,733,000. Comparable store wholegoods sales decreased approximately $11,605,000, which was the result of a $16,980,000, or 44%, decrease in new equipment sales, partially offset by a $5,375,000, or 44% increase in used equipment sales. The decrease in comparable store new equipment sales was due primarily to the decrease in the sale of new harvest equipment, primarily grain and peanut combines, as well as new tractor sales and to a lesser extent, various other seasonal equipment, when compared to new equipment sales in 1998. The increase in used equipment sales is the direct result of lower new equipment sales. The agricultural equipment markets were affected by historically low commodity prices for corn, soybean, wheat, peanuts and cotton in 1999. Weak worldwide demand and better than average crop production in the last few years are the primary reasons for these historically low commodity prices. Commodity prices are not expected to improve until 2001.

     Parts and service revenue increased approximately $1,094,000, or 8%, to $14,762,797 for 1999 from $13,668,560 for 1998. The contribution of parts sales and service revenues from acquired stores of approximately $2,044,000 was offset by a decrease of approximately $949,000 in comparable store parts sales and service revenues. This decrease was directly related to the drought-related downturn in the agricultural industry at the end of 1998 and the effect of weak commodity prices, which began in 1998 and have continued to remain weak throughout 1999. As a result, the Company's customers were forced to delay their field preparation work until the end of the first quarter, which resulted in lower than expected parts sales and service revenues during the first three months of 1999. Parts and service sales were stronger in the final three quarters of 1999 compared to the first quarter of 1999, but the increase was not sufficient to replace the lost revenue in the first quarter.

GROSS MARGINS

Gross profit decreased approximately $2,239,000,or 23%, to $7,660,154 for 1999 from $9,898,702 for 1998. The decrease in comparable store new equipment sales, parts and service revenue and lower margins on used equipment, which includes a $667,000 reserve for used equipment values, resulted in a decrease in gross profit by approximately $3,448,000. This decrease was offset in part by the contribution of gross profit from acquired stores of approximately $1,209,000.

Gross profit as a percentage of total revenues decreased to 12.1% in 1999 from 14.6% in 1998. The Company's highest gross margins are derived from its parts and service revenues. For these periods the decline in gross profit percentage was primarily attributable to the decrease in wholegoods gross margins, including the one-time write-down of used equipment values, to 5.6% from 9.7 %, offset in part by the shift in revenue mix between wholegoods sales and parts and service revenue. Parts and service revenue as a percentage of total revenue increased to 23% in 1999 from 20% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expense as a percentage of total revenues increased from 11.6% for 1998 to 13.7% for 1999. This increase is due primarily to the decrease in comparable store sales of $12,554,000 without a corresponding decrease in operating expenses.

     Selling, general, and administrative expense increased approximately $788,000, to $8,668,225 for 1999 from $7,880,552 for 1998. Store acquisitions accounted for approximately $1,022,000 of this increase, offset in part by the decrease in comparable store operating expenses of approximately $234,000. This decrease in comparable store operating expenses was the result of lower parts department operating expenses of approximately $78,000 and lower service department operating expenses of approximately $253,000. Parts and service operating costs decreased because of lower revenues and cost reductions that were implemented in early 1999. Selling and setup operating expenses increased approximately $64,000 because of higher bad debt expense of approximately $411,000 offset by lower salaries and commissions and other operating expenses of approximately $347,000, which were the result of the decrease in sales. Corporate administrative expenses remained flat from period to period.

INTEREST EXPENSE

     Interest expense increased approximately $289,000 to $927,046 in 1999 from $638,116 in 1998. The increase was due primarily to the increased levels of bank financing because of higher Company owned inventory levels and working capital loans, in addition to acquisition debt from the Tornillo and Amarillo store acquisitions in 1998.

INTEREST INCOME

     Interest income increased approximately $115,000 to $357,493 in 1999 from $242,628 in 1998. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In 1999 interest rates continued to be competitive; however, because of the increase in used equipment sales, which typically do not have discounted interest rates, more interest income was earned in 1999 compared to 1998. In addition, because of a change in the Agricredit customer financing program, the Company received a payment of previously deferred interest income of $50,000 in the third quarter of 1999.

NON-CASH GUARANTEE FEE

     The non-cash guarantee fee was $107,098 in 1999 and $154,724 in 1998. This fee is recorded in connection with the personal guarantee by three major shareholders and one executive officer of the Company of approximately $21 million of accounts payable to Deere, and of a $5.5 million bank credit facility. Guarantee fees related to such arrangements were paid in the form of five-year options to acquire 437,690 shares of the Company's Common Stock in 1998 and 459,373 shares of the Company's Common Stock in 1999 with an option price of $3.50.

NET INCOME (LOSS)

     Net income decreased approximately $2,184,000 to a net loss of ($1,231,019) in 1999 from net profit in 1998 of $952,635. This decrease was primarily the result of the decrease in revenues, including a 20.1% decrease in revenues on a comparable store basis, and the related decrease in gross profit of approximately $2,239,000, an increase in store operating expenses of $788,000, an increase in interest expense (net of interest income) of $174,000, a decrease in other costs (net of other income) of $50,000, offset by a decrease in the provision for income taxes of approximately $967,000.

     The loss per share in 1999 was ($0.34), both basic and diluted, compared to earnings per share in 1998 of $0.27, both basic and diluted, as a result of the reasons described above.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expense as a percentage of total revenues increased from 10.0% for 1997 to 11.6% for 1998. This increase was due primarily to the decrease in comparable store sales of

$7,800,000 without a corresponding decrease in operating expenses and an increase in comparable administrative expenses of $510,000 as described below.

     Total selling, general, and administrative expense increased approximately $2,054,000, from $5,826,836 for 1997 to $7,880,552 for 1998. Store acquisitions accounted for approximately $1,191,000 of this increase. The remaining increase was the result of increases in comparable store operating expenses of approximately $353,000, which was due to higher repair and maintenance costs of approximately $71,000, higher employee medical and workers compensation benefits of approximately $162,000, higher training and warranty costs of approximately $91,000, and a net increase in the aggregate of all other operating expenses of approximately $29,000. In addition, administrative expenses increased approximately $510,000, which was due to new employee salaries, benefits and year-end bonuses of approximately $340,000, an increase in travel expense of approximately $41,000, and a net increase in the aggregate of all other administrative expenses of approximately $129,000.

INTEREST EXPENSE

     Interest expense increased approximately $331,000, or 108%, from $306,897 for 1997 to $638,116 for 1998. The increase was due primarily to the higher levels of floor plan payables associated with higher inventory levels, because of weaker demand for used equipment and the debt associated with the acquisitions in Tornillo and Amarillo, Texas.

INTEREST INCOME

     Interest income decreased approximately $10,000, or 4%, from $252,132 for 1997 to $242,628 for 1998. This income was earned in connection with the financing of customer purchases and the finance receivable reserve. The amount the Company earns depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In 1998, interest rates were very competitive, and Deere provided lower bonus interest rates for a longer period in 1998 than 1997, which resulted in a decrease in interest income compared to the increase in equipment sales.

NON-CASH GUARANTEE FEE

     The non-cash guarantee fee was $154,724 in 1998 and $288,211 in 1997. This fee was recorded in connection with the personal guarantee by three major shareholders and one executive officer of the Company of approximately $30 million of accounts payable to Deere, and of a $3.9 million bank credit facility. Guarantee fees related to such arrangements were paid in the form of five-year options to acquire 124,880 shares of the Company's Common Stock in 1997 and to acquire 437,690 shares of the Company's Common Stock in 1998 with an option price of $2.625 and $3.50, respectively.

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

     Earnings per share from continuing operations (both basic and diluted) increased to $0.27 in 1998 from $0.23 in 1997, primarily as the result of the increase in net income.

     The Company recognized a loss on the discontinuation of its Marinex business operations of $540,398 in 1997, net of income tax benefit of $278,000. Accordingly, net income for 1997 was $274,972 (resulting in earnings per share of $0.08 on both a basic and diluted basis) compared to net income of $952,635 in 1998 (resulting in earnings per share of $0.27 on both a basic and diluted basis).

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

     The Company annually reviews the terms of its financing arrangements and interest rates with its lenders. The interest rates for new Deere equipment at year-end ranged from prime plus 50 basis points, or 9.00%, to prime plus 300 basis points, or 11.50%, depending upon the length of time the Company has the new equipment. Generally, the Company is not required to purchase new equipment until it is sold.

     Deere also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment. The used equipment floor plan rate charged by Deere is currently prime plus 150 or 300 basis points, which is determined by the type of equipment financed. At December 31, 1999 the applicable interest rates ranged from 10% to 11.50%; however, from September 1998 to February 1999 under Deere's disaster relief program, Deere provided the Company with a floor plan annual rate of 4.5%. To the extent available, after the interest-free period under the Deere used equipment floor plan, the Company may shift its financing to its Deere Credit wholesale line of credit. The interest rates on this line of credit is currently a defined prime rate plus 50 or 75 basis points, which is determined by the type of equipment financed. At December 31,1999 the applicable interest rates ranged from 9% to 9.25%.

     The Company's Agricredit and EDCO lines of credit, which at December 31, 1999 were $2.7 million, provide for interest at the rate of prime plus 150 basis points, or 10%. The Company's Transamerica line of credit, which at December 31, 1999 was $500,000, provides for interest at the rate of prime plus 100 basis points, or 9.5%. At December 31, 1999, the Company had floor plan payables outstanding of approximately $17.6 million, of which approximately $8.5 million was interest bearing.

     On July 2, 1999 the Company received a $4,930,000 long-term loan at a defined prime rate plus 150 basis points from a lender. The loan is collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures. The proceeds were used to refinance $3,843,740 of existing debt, provide $840,400 in working capital and loan fees of $245,860. In addition to this loan, the lender will continue to provide the Company with a $1,750,000 line of credit at a defined prime rate plus 100 basis points, collateralized by trade accounts receivable and Company owned equipment and parts inventory. On February 15, 2000 the Company received an additional line of credit of $750,000 at a defined prime rate plus 100 basis points, collateralized by trade accounts receivable and Company owned equipment and parts inventory.

     Cash and cash equivalents decreased to $307,509 at December 31, 1999 from $494,132 at December 31, 1998. During 1999, operations used net cash of $2,701,000 primarily because of the net loss of $1,231,000 and the decrease in floor plan payables of approximately $13,271,000, offset in part by the decrease in equipment inventory of approximately $11,995,000. The decrease in inventory was primarily due to higher used equipment sales in 1999 and a decrease in new equipment purchases. Investing activities used cash of approximately $223,000, primarily for capital expenditures. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional Deere dealerships. All acquisitions are subject to the availability of debt or equity financing and Deere approval, of which there can be no assurance in either case. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans.

EFFECTS OF INFLATION

     Inflation has not had a material impact upon operating results and the Company does not expect it to have such an impact in the future. To date, in those instances in which the Company has experienced cost increases it has been able to increase selling prices to offset such increases in cost. There can be no assurance, however, that the Company's business will not be affected by inflation or that it can continue to increase its selling prices to offset increased costs and remain competitive.

SEASONALITY

     Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. Because of the location of the Company's dealer network, there is an overlap in the growing seasons, which have the effect of leveling out quarterly sales and inventory requirements. In 1999, the Company recorded approximately 26% of its sales in each of the first and third quarters and approximately 24% in each of the second and fourth quarters. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

IMPACT OF THE YEAR 2000 ISSUE

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company and Deere completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company and Deere experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The cost associated with the Year 2000 remediation of the Deere software and hardware was borne by Deere as part of its computer systems support to its dealers. The Company did not incur any significant costs associated with the remediating of its other systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company and Deere will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

CERTAIN IMPORTANT FACTORS

     In addition to the matters discussed above, there are several important factors that could cause the Company's future results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement which may be made by or on behalf of the Company. Some of these important factors (but not necessarily all such important factors) include the following:

     o Agricultural industry cycles and other economic conditions, including interest rate fluctuations, economic recessions, customer business cycles, and customer confidence in the economy;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At December 31, 1999, approximately 95% of the Company's debt obligations (includes short and long-term equipment and bank financing) have variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the 1999 average interest rate under these borrowings, (which average rate was approximately 9.9%) it is estimated that the Company's 1999 interest expense would have increased by approximately $80,000 resulting in an increase in the Company's 1999 net loss and after tax cash flow of approximately $52,000. In the event of an adverse change in interest rates, management would likely take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheet as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 are included under Item 14 hereof.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

       Name                  Age                       Position
       ----                  ---                       --------
Paul J. Condit                66      President, Director, Chief Executive Officer

John T. Condit                35      Secretary, Treasurer, Director

E.A. Milo Mattorano           54      Vice President, Chief Financial Officer

James D. Arnold               31      Director

Mickey L. Ray                 50      Director

     Paul J. Condit is President, Chief Executive Officer and a Director. He has a B.S. degree from Oklahoma State University and has been in the farm equipment business for over 27 years. Mr. Condit has served the Company and its Subsidiary, TECI, in his current capacities since its inception in 1987, before which time Mr. Condit owned and operated Condit Equipment Company for a total of fifteen years.

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

     James D. Arnold recently accepted a position with Covenant Health System, in December 1999, as the vice president and executive director of the Covenant Foundation. Mr. Arnold also serves as a consultant to Chickasaw Technology, Inc., an internet-based software company in Oklahoma City. From September 1997 to December 1999 Mr. Arnold served as the Assistant Vice Chancellor of Texas Tech University. From 1995 to 1997, Mr. Arnold was the Assistant Director of Development for the University of Texas at Austin. From 1993 to 1995, he was the Director of Institutional Advancement for Texas Tech Health Science Center at Odessa. Mr. Arnold worked for Dell Computer Corporation from 1991 to 1993 as a senior Account Representative. Mr. Arnold graduated with a BS degree in Business Administration from the University of Texas at Austin in 1991 and received a Master of Education in 1993 from Texas Tech University.

     Mickey L. Ray is the principal owner of Mickey Ray & Associates, an insurance and financial planning and consulting service in Midland, Texas. Mr. Ray is a CPA and was a partner in Ray, Davis & Ray Associates from 1978 until 1985, at which time he formed Mickey Ray & Associates. Prior to 1978, Mr. Ray was a controller for The O'Connor-Braman Interest, an oil and gas operation, and a controller for National City Lines, Inc., a Fortune Transportation company. A graduate of Texas Tech in 1972 with a

BBA degree in accounting, Mr. Ray has served on several community, civic and professional boards and is a former Mayor of the City of Seminole.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid by the Company during the last three fiscal years to each of the executive officers of the Company and its subsidiaries who served during the fiscal year ended December 31, 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                                                   NUMBER OF
                                             ANNUAL COMPENSATION                   SECURITIES
                                             -------------------                   UNDERLYING
NAME AND PRINCIPAL                                              OTHER ANNUAL       ----------
POSITION                          YEAR    SALARY         BONUS  COMPENSATION       OPTIONS (#)
--------                          ----    ------         -----  ------------       -----------
Paul J. Condit                    1999   $250,000      $     --       $   --        114,844
President and Chief Executive     1998    120,101       110,000           --        109,423
Officer                           1997    120,101            --           --         31,220


John T. Condit                    1999      2,000            --           --        114,844
Secretary, Treasurer              1998      5,390            --           --        109,423
and Director                      1997         --            --           --         31,220

E.A. Milo Mattorano               1999    140,000        15,000           --             --
Vice President and Chief          1998    140,101        10,000           --             --
Financial Officer                 1997      5,384(1)         --           --         42,857

     (1)  Mr. Mattorano began employment on December 15, 1997.

Employment Contracts with Executive Officers

     The Company and E.A. Milo Mattorano are parties to an employment agreement, which provides for an indefinite period of employment at a minimum annual base salary of $140,000, subject to increase by the Board of Directors. The agreement also provides for the payment to Mr. Mattorano of up to one times his annual salary in the event he is terminated after a change in control (as defined in the employment agreement) and, if he is terminated without cause the agreement provides for the payment of 25% of his annual salary. The employment agreement also provides for cash bonuses of (i) $5,000 for each additional Deere dealership that is purchased by the Company; (ii) up to $15,000 based on the increase in net income from one fiscal year to the next beginning in 1998; and
(iii) one half of one percent of new capital received by the Company. In addition, 42,857 Common Stock options were also granted at an exercise price of $3.50 under this agreement. The agreement also contains confidentiality and non-competition provisions.

     The Company has no other written employment contracts with its officers.

Option Grants

     The following table sets forth information relating to stock option grants made by the Company to each of the Named Executive Officers of the Company during the fiscal year ended December 31, 1999. The Company has no plans that provide for the granting of stock appreciation rights.

                              OPTION GRANTS IN 1999

                                                                                   Potential Realizable Value
                                                                                     At Assumed Annual Rates
                                                                                   Of Stock Price Appreciation
                                Individual Grants                                        For Option Term
--------------------------------------------------------------------------             -------------------
     (a)                  (b)         (c)             (d)           (e)                   (g)        (h)
--------------        ----------  ------------    -----------   ----------             --------   --------
                       Number of   Percent of
                      Securities  Total Options
                      Underlying   Granted to     Exercise or
                        Options   Employees in     Base Price   Expiration
     Name               Granted    Fiscal Year      ($/share)      Date                    5%        10%
--------------        ----------  ------------    -----------   ----------             --------   --------
Paul J. Condit         23,937(1)        5%             3.50       3/31/04              $     --   $     --
Paul J. Condit         22,609(1)        5%             3.50       6/30/04                    --         --
Paul J. Condit         22,471(1)        5%             3.50       9/30/04                    --         --
Paul J. Condit         45,827(1)       10%             3.50      12/31/04                    --         --

John T. Condit         23,937(1)        5%             3.50       3/31/04                    --         --
John T. Condit         22,609(1)        5%             3.50       6/30/04                    --         --
John T. Condit         22,471(1)        5%             3.50       9/30/04                    --         --
John T. Condit         45,827(1)       10%             3.50      12/31/04                    --         --

E.A. Milo Mattorano        --          --                --            --                    --         --

     (1) Represents five-year options granted on a quarterly basis in connection with the personal guarantee by Mr. Paul J. Condit and Mr. John T. Condit of the Company's floor plan with Deere and bank debt at an exercise price determined by the Board to be in excess of fair market value at the date of grant. Potential Realizable Values are calculated based upon the closing price on the date of award, which was $2.19, $1.75, $1.38 and $0.50, respectively for the four quarterly awards.

Aggregate Option Exercises and Fiscal Year-End Option Value

     The following table sets forth information relating to the exercise of common stock options by each of the Named Executive Officers of the Company, during the fiscal year ended December 31, 1998 and the value of such individuals' unexercised common stock options as of December 31, 1999.

                     AGGREGATE OPTION EXERCISES IN 1999 AND
                         DECEMBER 31, 1999 OPTION VALUES




                                                           NUMBER OF
                                                           SECURITIES
                                                           UNDERLYING
                                                           UNEXERCISED      VALUE OF UNEXERCISED
                                                           OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                                        DECEMBER 31, 1999   DECEMBER 31, 1999(1)
                                                        -----------------  -----------------------
                        NUMBER OF                               #                   $
                          SHARES                          EXERCISABLE/         EXERCISABLE/
                         ACQUIRED         VALUE           -----------          ------------
NAME                   ON EXERCISE       REALIZED        UNEXERCISABLE        UNEXERCISABLE
----                   -----------       --------        -------------        -------------
                            #
Paul J. Condit             --               --          255,486        --   $    --   $    --

John T. Condit             --               --          255,486        --        --        --

E.A. Milo Mattorano        --               --           21,428    21,429        --        --

     (1)  Based upon the closing bid price of $0.50 at December 31, 1999

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of Common Stock beneficially owned as of March 15, 2000 for (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (the only outstanding securities of the Company), (b) each current director of the Company, (c) each of the Named Executive Officers of the Company and (d) all directors and executive officers as a group. Except as otherwise indicated, the persons or entities set forth in the table below have sole investment and voting power with respect to all shares shown as beneficially owned, subject to community property laws, where applicable. The business address of each director and each current executive officer is c/o Texas Equipment Corporation, 1305 Hobbs Highway, P.O. Box 790, Seminole, Texas, 79360.

                                                                         AMOUNT AND
                                                                          NATURE OF
                                    NAME AND ADDRESS                     BENEFICIAL        PERCENT OF
TITLE OF CLASS                    OF BENEFICIAL OWNER                     OWNERSHIP          CLASS
--------------                    -------------------                    ----------        ----------
Common Stock                  Paul J. Condit                             255,486(1)           6.6%


Common Stock                  John T. Condit                             686,439(1)           17.8%


Common Stock                  Jeffrey E. Condit                         1,057,866(1)          27.4%


Common Stock                  Paul J. Condit II.                        1,057,866(1)          27.4%


Common Stock                  James D. Arnold                                --               -(3)


Common Stock                  E.A. Milo Mattorano                        21,429(2)            -(3)


Common Stock                  Mickey L. Ray                                  --               -(3)


Common Stock                  1997 Condit Family Trust                    371,429             10.3%


Common Stock                  All directors and executive
                              officers as a group (5 persons)             963,357             25.0%

(1) Includes, in each case, the right to acquire 255,486 shares of Common Stock pursuant to options.

(2)  The right to acquire 21,429 shares of Common Stock pursuant to options.

(3)  Represents ownership of less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1998 and 1999 the Company recorded a non-cash charge of $154,724 and $107,098, respectively in connection with the personal guarantee by the Condit family of approximately $30 million and $21 million of average accounts payable to Deere & Company, and of approximately $3.9 million and $6.7 million average credit facility at the Company's bank during 1998 and 1999, respectively. These required guarantee arrangements were paid in the form of five-year options to acquire up to 437,690 and 459,373 shares of Common Stock with an option price of $3.50 in 1997 and 1998, respectively. These options were granted pursuant to a continuing agreement, which contemplates a guarantee fee, payable in stock options of up to 6% of the average outstanding guaranteed balance. The Company believes that this transaction was made on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements

     The following financial statements are included herewith:

                                                                  Page
                                                                  ----
     Independent Auditors' Report - Ernst & Young, LLP            F-2
     Independent Auditors' Report - Mazars & Guerard, LLP         F-3
     Consolidated Balance Sheets - December 31, 1998 and 1999     F-4
     Consolidated Statements of Operations - Years Ended
       December 31, 1997, 1998 and 1999                           F-6
     Consolidated Statements of Stockholders' Equity - Years
       Ended December 31, 1997, 1998 and 1999                     F-7
     Consolidated Statements of Cash Flows - Years Ended
       December 31, 1997, 1998 and 1999                           F-8
     Notes to Consolidated Financial Statements                   F-10

(b)  Reports on Form 8-K

     None

(c)  Exhibits

     Item No.                          Item                                      Method of Filing
     --------                          ----                                      ----------------
       3(a)       Articles of Incorporation..................      Incorporated  by reference to Exhibit 3(a)
                                                                   to the Company's 1996 Form 10-K
       3(b)       By-Laws....................................      Incorporated  by reference to Exhibit 3(b)
                                                                   to the Company's 1996 Form 10-K
       10(a)      Acquisition Agreement for Texas                  Incorporated  by reference to Exhibit 3(a)
                    Equipment Co. Inc........................      to the Company's 1996 Form 10-K
       10(j)      Contract with John Deere & Company.........      Incorporated  by reference to Exhibit 3(j)
                                                                   to the Company's 1996 Form 10-K
       10(k)      Contract with John Deere & Company.........      Incorporated  by reference to Exhibit
                                                                   10(k) to the Company's 9/30/1998 Form
                                                                   10-Q
        21        List of Subsidiaries.......................      (filed herewith)
        23        Consent of Mazars & Guerard, LLP...........      (filed herewith)
        27        Financial Data Schedule....................      (filed herewith)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2000

                                      TEXAS EQUIPMENT CORPORATION

                                      By: /s/ Paul J. Condit
                                          --------------------------------------
                                          Paul J. Condit
                                          President and Chief Executive Officer

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

                    Signature                                           Title                             Date
                    ---------                                           -----                             ----
/s/ Paul J. Condit                                     Chairman of the Board, President, Chief
--------------------------------------------------     Executive Officer and Director (principal
Paul J. Condit                                         executive officer)                             April 14, 2000

/s/ John T. Condit
--------------------------------------------------
John T. Condit                                         Director and Secretary                         April 14, 2000


/s/ E.A. Milo Mattorano                                Vice President, Chief Financial Officer
--------------------------------------------------     and Chief Accounting Officer (principal
E.A. Milo Mattorano                                    financial and accounting officer)              April 14, 2000

/s/ James D. Arnold
---------------------------------------------------
James D. Arnold                                        Director                                       April 14, 2000

/s/ Mickey L. Ray
---------------------------------------------------
Mickey L. Ray                                          Director                                       April 14, 2000

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                           INDEX                                                 PAGE
                           -----                                                 ----
INDEPENDENT AUDITORS' REPORT - Ernst & Young, LLP..............................   F-2

INDEPENDENT AUDITORS' REPORT - Mazars & Guerard, LLP...........................   F-3

CONSOLIDATED BALANCE SHEETS - December 31, 1998 and 1999.......................   F-4

CONSOLIDATED STATEMENTS OF OPERATIONS - Years ended December 31,
     1997, 1998 and 1999.......................................................   F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years ended
     December 31, 1997, 1998 and 1999..........................................   F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended December 31,
     1997, 1998 and 1999.......................................................   F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................   F-10

                         REPORT OF INDEPENDENT AUDITORS


To the shareholders and Board of Directors
Texas Equipment Corporation and Subsidiaries


     We have audited the consolidated balance sheet of Texas Equipment Corporation and Subsidiaries as of December 31, 1998 and 1999 the related consolidated statement of operations, stockholders' equity, and cash flow for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.





                                            Ernst & Young LLP

Dallas, Texas
March 3, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the shareholders and Board of Directors
Texas Equipment Corporation and Subsidiaries


     We have audited the consolidated statement of operations of Texas Equipment Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statement of stockholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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





                                            Mazars & Guerard, LLP.
                                            Certified Public Accountants


New York, New York
March 7, 1998

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                    December 31,
                                                             -------------------------
                                                                 1999          1998
                                                             -----------   -----------
CURRENT ASSETS
          Cash and cash equivalents                          $   307,509   $   494,132
          Accounts receivable (less allowance for doubtful
            accounts of $109,564 for 1999 and $50,000 in
            1998)                                                561,958       546,409
          Other receivables                                    1,127,502       594,177
          Inventories                                         27,247,079    39,241,714
                                                             -----------   -----------

               TOTAL CURRENT ASSETS                           29,244,048    40,876,432

PROPERTY AND EQUIPMENT, NET                                    5,481,180     5,725,916

FINANCE RECEIVABLES                                              588,564       927,556

RECEIVABLES FROM OFFICER                                         134,800       142,290

GOODWILL, net of accumulated amortization of $92,170
       and $79,456 for 1999 and 1998, respectively                98,528       111,242


OTHER ASSETS                                                     318,972        62,181
                                                             -----------   -----------

                                                             $35,866,092   $47,845,617
                                                             ===========   ===========

                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31,
                                                              -------------------------
                                                                  1999          1998
                                                              -----------   -----------
CURRENT LIABILITIES

       Floor plan payables                                    $17,625,613   $30,896,748
       Borrowings under line of credit                          1,749,811     1,458,389
       Accounts payable                                         1,215,398       877,391
       Accrued liabilities                                        368,763       380,778
       Income tax liability                                            --       648,544
       Current maturities of
          long-term debt                                          397,639       621,451
                                                              -----------   -----------

TOTAL CURRENT LIABILITIES                                      21,357,224    34,883,301

LONG-TERM DEBT, net of current maturities                       7,353,825     4,665,409

DEFERRED TAX LIABILITY                                            233,074       233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

       Common stock, $.001 par value, authorized 50,000,000
          issued and outstanding 3,607,311 in 1999 and
          3,546,401 in 1998                                         3,607         3,546

       Additional capital                                       3,298,647     3,209,553

       Retained earnings                                        3,619,715     4,850,734
                                                              -----------   -----------

               TOTAL STOCKHOLDERS' EQUITY                       6,921,969     8,063,833
                                                              -----------   -----------

                                                              $35,866,092   $47,845,617
                                                              ===========   ===========


                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years ended December 31,
                                                  --------------------------------------------
                                                      1999            1998            1997
                                                  ------------    ------------    ------------
REVENUES                                          $ 63,220,272    $ 67,998,233    $ 58,366,746

COST OF SALES                                       55,560,118      58,099,531      50,541,118
                                                  ------------    ------------    ------------

GROSS PROFIT                                         7,660,154       9,898,702       7,825,628

SELLING,GENERAL AND
      ADMINISTRATIVE EXPENSES                        8,668,225       7,880,552       5,826,836
LITIGATION EXPENSES                                                         --         323,462
                                                  ------------    ------------    ------------
(LOSS) INCOME FROM OPERATIONS                       (1,008,071)      2,018,150       1,675,330

OTHER INCOME (EXPENSE)
     Interest income                                   357,493         242,628         252,132
     Non-cash guarantee fee                           (107,098)       (154,724)       (288,211)
     Interest expense                                 (927,046)       (638,116)       (306,897)
     Other income                                       14,926          12,687          55,518
                                                  ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING
 OPERATIONS BEFORE TAXES                            (1,669,796)      1,480,625       1,387,872

INCOME TAX (BENEFIT) EXPENSE                          (438,777)        527,990         572,502
                                                  ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS            (1,231,019)        952,635         815,370

DISCONTINUED OPERATIONS
    Loss on discontinued operations less income
    tax benefit of $278,000 in 1997                                         --        (540,398)
                                                  ------------    ------------    ------------

NET (LOSS) INCOME                                 $ (1,231,019)   $    952,635    $    274,972
                                                  ============    ============    ============

NET (LOSS) INCOME PER SHARE
     Basic
      - Continuing operations                     $       (.34)   $        .27    $        .23
      - Discontinued operations                                             --            (.15)
                                                  ------------    ------------    ------------
                       Total                      $       (.34)   $        .27    $        .08
                                                  ============    ============    ============
     Diluted
      - Continuing operations                     $       (.34)   $        .27    $        .23
      - Discontinued operations                                             --            (.15)
                                                  ------------    ------------    ------------
                       Total                      $       (.34)   $        .27    $        .08
                                                  ============    ============    ============
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                           3,578,277       3,526,597       3,527,949
                                                  ============    ============    ============
     Diluted                                         3,607,638       3,560,187       3,546,252
                                                  ============    ============    ============


                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                                                      Total
                                          Common        Stock         Additional      Retained      Stockholders'
                                          Shares        Amount         Capital        Earnings        Equity
                                       -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31,1996                3,542,830    $     3,543    $ 2,556,114    $ 3,623,127    $ 6,182,784

Stock options issued                            --             --        288,211             --        288,211
Litigation settlement                      (35,714)           (36)            36             --             --
Net income                                      --             --             --        274,972        274,972
                                       -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1997               3,507,116          3,507      2,844,361      3,898,099      6,745,967

Stock options issued - guarantee fee            --             --        154,724             --        154,724
Convertible debt discount                       --             --        123,319             --        123,319
Stock issued                                39,285             39         87,149             --         87,188
Net income                                      --             --             --        952,635        952,635
                                       -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998               3,546,401          3,546      3,209,553      4,850,734     8 ,063,833

Stock options issued - guarantee fee            --             --        107,098             --        107,098
Stock bonus                                     --             --       (124,737)            --       (124,737)
Stock issued                                60,910             61        106,733             --        106,794
Net (loss)                                      --             --             --     (1,231,019)    (1,231,019)
                                       -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999               3,607,311    $     3,607    $ 3,298,647    $ 3,619,715    $ 6,921,969
                                       ===========    ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years ended December 31,
                                                                                --------------------------------------------
                                                                                    1999            1998             1997
                                                                                ------------    ------------    ------------
OPERATING ACTIVITIES
    Net (loss) income                                                           $ (1,231,019)   $    952,635    $    274,972
     Adjustment to reconcile net income to net cash
      (used in) continuing operating activities:
         Discontinued operations                                                          --              --         540,398
         Amortization and depreciation                                               488,157         454,109         363,101
         Common stock issued                                                              --          34,688              --
         Deferred taxes                                                                   --              --         125,874
         Stock bonus plan distribution                                              (124,737)             --              --
         Guarantee fee                                                               107,098         154,724         288,211
         Interest on convertible note                                                 58,872          35,646              --
         Loss on sale of equipment                                                    10,131              --              --

    Changes in operating assets and liabilities, net of effects of business acquired or discontinued:
         Accounts and other receivables                                             (548,874)      1,070,513      (1,092,899)
         Receivables from affiliates                                                      --              --          18,828
         Inventories                                                              11,994,635     (11,322,551)    (10,517,926)
         Prepaid expenses                                                                 --              --          12,500
         Floor plan payable                                                      (13,271,135)      7,806,716       8,175,890
         Accounts payable                                                            338,007          67,137         372,690
         Accrued liabilities                                                         (12,016)        (73,617)        272,625
         Finance receivable                                                          338,992        (150,153)       (105,939)
         Income tax liability                                                       (648,544)        226,041        (388,297)
         Other assets                                                               (256,791)         88,966           1,954
                                                                                ------------    ------------    ------------
CASH USED IN CONTINUING
     OPERATING ACTIVITIES                                                         (2,757,224)       (655,146)     (1,658,018)

CASH (USED IN) DISCONTINUED OPERATIONS                                                    --              --        (540,398)
                                                                                ------------    ------------    ------------

    NET CASH (USED IN) OPERATING ACTIVITIES                                       (2,757,224)       (655,146)     (2,198,416)
                                                                                ------------    ------------    ------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
         Purchases of land, buildings and equipment                                 (310,719)       (399,150)       (558,554)
         Proceeds from sale of equipment                                              69,881              --              --
         Store acquisitions                                                               --        (832,554)     (2,512,761)
         Stockholders' receivables                                                     7,490         (49,672)        123,192
                                                                                ------------    ------------    ------------
    NET CASH FLOWS (USED IN) INVESTING
         ACTIVITIES                                                                 (233,348)     (1,281,376)     (2,948,123)
                                                                                ------------    ------------    ------------


                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                      1999           1998           1997
                                                  -----------    -----------    -----------
CASH FLOW PROVIDED BY (USED IN)
    FINANCING ACTIVITIES
        Proceeds from line of credit              $   291,422    $ 1,458,389    $        --
        Proceeds from long-term debt                6,379,107      7,134,139      3,836,657
        Repayments of long-term debt               (3,866,580)    (6,266,624)    (1,246,426)
                                                  -----------    -----------    -----------
    NET CASH FLOW PROVIDED BY
        FINANCING ACTIVITIES                        2,803,949      2,325,904      2,590,231
                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                      (186,623)       389,382     (2,556,308)

CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF THE PERIOD                           494,132        104,750      2,661,058
                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT THE END
    OF THE PERIOD                                 $   307,509    $   494,132    $   104,750
                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense              $   868,175    $   638,116    $   360,028

                    Income taxes                  $   520,942    $   352,350    $   134,502

               Common stock issued related to
                 convertible note                 $   106,794    $      --      $       --



                 See notes to consolidated financial statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 1: BUSINESS

The consolidated financial statements of Texas Equipment Corporation ("the Company") ("TEC") (a Nevada Corporation, formerly Marinex Multimedia Corporation and Hard Funding, Inc.) include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI"), Marinex Multimedia Corporation ("Marinex") (the Discontinued Company) and New Mexico Implement Company, Inc. ("NMIC"). TEC was acquired by Marinex with TEC being the successor entity on September 17, 1996. The acquisition has been accounted for as a reverse acquisition.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided for over the estimated useful lives ranging from three to thirty years of the individual assets using accelerated and straight-line methods.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

REVENUE RECOGNITION

     Revenue on equipment and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time such services are provided.

FINANCE RECEIVABLES

     The Company provides retail finance and lease agreements through two credit corporations whereby the Company's customers can finance or lease selected purchases from the Company and the Company guarantees a portion of the leased or financed balance. The security interest is retained by the credit corporations in the equipment leased or financed. A small portion of the customer contract has recourse to the Company. The credit corporations review the reserve balances with the Company annually and if the Company's reserve balances exceed certain minimum requirements, the difference is paid to the Company. The finance receivables and related revenue is recognized as income when the credit corporations fund the loans. The Company has traditionally experienced a loss rate against such finance and lease reserves of less than one percent of its total retail contracts and lease portfolio. The Company has provided a reserve for loss of $200,000 and $59,945 in 1999 and 1998 respectively. The Company receives interest income on the finance receivable held by the finance Company.

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

                       THREE YEARS ENDED DECEMBER 31, 1999


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

EARNINGS PER SHARE

     Earnings per share is presented in accordance with SFAS No. 128, "Earnings Per Share." The Company's potentially dilutive Common Stock equivalents have been immaterial for all periods presented. Accordingly, basic earnings per share is equal to diluted earnings per share.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to current year presentation.

RECAPITALIZATION

     In September 1996 the Company acquired TECI, and issued 2,407,143 shares of common stock in exchange for all of the capital stock of TECI. The Company had no significant operations prior to September 1996 through its Marinex subsidiary, and the TECI shareholders received 68% of the outstanding shares. Accordingly, the transaction has been accounted for as a reverse acquisition by TECI. The capital structure of TEC has been recapitalized to account for the equity structure subsequent to the acquisition, as if TECI had been the issuer of the common stock for all periods presented. Accordingly the preferred stock originally issued and outstanding by TECI prior to the acquisition has not been presented since such preferred stock is now accounted for as part of the 2,407,143 shares of Common Stock outstanding.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


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

     Sales of Deere related new equipment and parts aggregate to 47%, 52% and 45% of the total sales for the years ended December 31, 1999, 1998 and 1997, respectively.

 ACCOUNTING FOR LONG-LIVED ASSETS

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-lived Assets And For Long-lived Assets To Be Disposed Of". The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1999 the Company believes that there has been no impairment of its long-lived assets.

INTANGIBLES

     The excess cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 15 years. The carrying value of goodwill is reviewed as the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be adjusted accordingly.

STOCK BASED COMPENSATION

     The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123, as of December 31, 1999.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 3: BUSINESS SEGMENT DATA FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND
        1997

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

         YEAR ENDED DECEMBER 31, 1999                                    Product
         ----------------------------                  Wholegoods        Support
                                                      ------------    ------------
         Sales and revenues from external customers   $ 48,457,473    $ 14,762,797
         Depreciation expense                              159,029         306,944
         Segment operating (loss) profit                  (785,174)      1,146,921
         Segment assets:
                Property, plant and equipment              928,868       4,428,720
                Inventory                               22,726,453       4,520,626
                                                      ------------    ------------
         YEAR ENDED DECEMBER 31, 1998
         Sales and revenues from external customers   $ 54,329,666    $ 13,668,567
         Depreciation expense                              142,773         286,311
         Segment operating profit                        2,265,984       1,088,973
         Segment assets:
                Property, plant and equipment              970,343       4,626,463
                Inventory                               34,752,482       4,489,232
                                                      ------------    ------------
         YEAR ENDED DECEMBER 31, 1997
         Sales and revenues from external customers   $ 48,093,473    $ 10,273,273
         Depreciation expense                              132,788         210,310
         Segment operating profit                        2,012,984         763,140
         Segment assets:
                Property, plant and equipment              546,344       3,352,367
                Inventory                               16,649,319       4,390,563
                                                      ------------    ------------

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 3: BUSINESS SEGMENT DATA FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONT'D)

RECONCILIATION OF SEGMENT INFORMATION TO THE CONSOLIDATED FINANCIAL STATEMENTS

       REVENUE                                                           DECEMBER 31,
       -------                                                           ------------
                                                             1999            1998            1997
                                                         ------------    ------------    ------------
       Total external revenues for reportable segments   $ 63,220,272    $ 67,998,233    $ 58,366,746
                                                         ------------    ------------    ------------
              Total consolidated revenue                   63,220,272      67,998,233      58,366,746
                                                         ------------    ------------    ------------
       OPERATING PROFIT
       Total profit for reportable segments                   361,747       3,354,957       2,776,124
       Unallocated amounts:
              Administrative expense                       (1,369,818)     (1,336,807)     (1,100,794)
              Other income                                     14,926          12,687          55,518
              Interest expense                               (927,046)       (638,116)       (306,897)
              Interest income                                 357,493         242,628         252,132
              Non-cash guarantee fee                         (107,098)       (154,724)       (288,211)
                                                         ------------    ------------    ------------
              Total consolidated income (loss)
                    before taxes                           (1,669,796)      1,480,625       1,387,872
                                                         ------------    ------------    ------------
       ASSETS
       Total assets for reportable segments                32,604,667      44,838,520      24,938,593
       Other assets                                         3,261,425       3,007,097       3,589,992
                                                         ------------    ------------    ------------
              Total consolidated assets                    35,866,092      47,845,617      28,528,585
                                                         ------------    ------------    ------------
       OTHER SIGNIFICANT ITEMS
       Depreciation expense                                   465,973         429,084         343,098
       Other depreciation and amortization                     22,183          25,025          20,003
                                                         ------------    ------------    ------------
              Total depreciation and amortization             488,157         454,109         363,101
                                                         ------------    ------------    ------------

NOTE 4: DISCONTINUED OPERATIONS

In the second quarter of 1997 the Company implemented a plan to discontinue the operations of Marinex, which included the complete liquidation of Marinex's assets. As of December 31, 1997 Marinex was liquidated and accordingly there were no assets or liabilities recorded. A reclassification of $818,398 of expenses recorded in selling, general and administrative expenses for the year ended December 31, 1997 were made to discontinued operations, such amount has been presented net of income tax benefits of $278,000.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 5: ACQUISITIONS

On June 15, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Romney Implement Company, which operated a Deere dealership in Tornillo, Texas (in the El Paso metropolitan area), for approximately $3,082,000. The Company assumed approximately $1,679,000 of indebtedness payable to Deere, assumed other Romney indebtedness of approximately $408,000, new bank loan for $571,000, cash of $177,000 and issued a three year 10% Convertible Note to the principals of Romney Implement Company for approximately $247,000. (See Note 12 for details of the Convertible
Note).

On October 9, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Texas Tractor Co., which operated a Deere dealership in the Amarillo, Texas metropolitan area, for approximately $5,537,000. The Company assumed approximately $5,233,000 of indebtedness payable to Deere and approximately $168,000 under bank note payable, paid cash of approximately $83,000 and issued 21,428 shares of the Company's Common Stock, which had a market value at closing of approximately $53,000.

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

The following information summarizes the unaudited pro-forma results of operations of the Company for the years ended December 31, 1998 and 1997 as if the aforementioned acquisitions had occurred on January 1, 1997 and included such adjustments, which are directly attributable to the acquisition. This information should not be considered indicative of future results of operations or the results that would have been obtained had the acquisitions actually occurred on January 1, of the year presented.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 5:  ACQUISITIONS (CONT'D)

                                                 1998          1997
                                             (Unaudited)   (Unaudited)
                                            ------------   -----------
             Revenue                        $ 81,768,629   $75,301,454
                                            ============   ===========

             Net income                     $    966,205   $   329,200
                                            ============   ===========

             Net income per share - Basic
                 And Diluted                $       0.28   $      0.09
                                            ============   ===========

NOTE 6: INVENTORIES

At December 31, 1999 and 1998, inventories consisted of:

                                                  1999          1998
                                              -----------    -----------
              New equipment                   $10,349,224    $19,830,691
              Used equipment                   12,377,229     14,921,791
              Parts                             4,520,626      4,489,232
                                              -----------    -----------
                                              $27,247,079    $39,241,714
                                              ===========    ===========

Substantially all the inventories are pledged as security for floor plan and bank financing.

NOTE 7: PROPERTY AND EQUIPMENT

At December 31, 1999 and 1998, land, building and equipment consisted of:

                                                  1999           1998
                                              -----------    -----------
              Land and buildings              $ 4,412,437    $ 4,288,128
              Vehicles                          1,127,380      1,096,286
              Furniture and fixtures            1,177,480      1,192,120
              Equipment and tools                 824,892        748,155
                                              -----------    -----------
                                                7,542,189      7,324,689
              Less accumulated depreciation    (2,061,009)    (1,598,773)
                                              -----------    -----------

                                              $ 5,481,180    $ 5,725,916
                                              ===========    ===========

Depreciation of buildings and equipment is recorded principally on the straight-line method using estimated useful lives from five to forty years. Substantially all land, buildings and equipment are pledged as security for bank loans.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 8: FINANCE RECEIVABLES

At December 31, 1999 and 1998, the Company's finance receivables were as follows:

                                                       1999         1998
                                                    ---------    ---------
              Deere Credit                          $ 738,463    $ 847,383
              Agricredit Acceptance                    50,101      139,737
                                                    ---------    ---------
                                                      788,564      987,120
              Less allowance of doubtful accounts    (200,000)     (59,564)
                                                    ---------    ---------

                                                    $ 588,564    $ 927,556
                                                    =========    =========

The applicable outstanding financed balances were as follows:

                                          1999         1998
                                      -----------   -----------
              Deere Credit            $51,434,638   $54,582,626
              Agricredit Acceptance     8,099,385     8,278,553
                                      -----------   -----------

                                      $59,534,023   $62,861,179
                                      ===========   ===========

The Company provides financing to its customers through programs offered by Deere Credit and Agricredit Acceptance Corporation ("Agricredit").

Deere credit provide and administer financing for retail purchases and leases of new and used equipment. Under Deere's retail financing and lease plans, Deere Credit retains the security interest in the equipment financed. A small portion of the customer financing and lease contract provided by Deere is recourse to the Company. Deere retains a finance and lease reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed or leased under the Company's two dealer accounts. The finance reserve is capped at the lesser of 3% of the total dollar amount of the finance contracts outstanding or $600,000 for each dealer account. The lease reserve is capped at 3% of the total dollar amount of lease contracts outstanding for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its finance or lease reserves. The Company's liability is capped at the amount of the reserves for each dealer account, which, as of December 31, 1999, were $465,965 and $269,393 for its two finance reserve accounts and $3,105 for its two lease reserve accounts.

Deere Credit reviews the reserve account balances with the Company annually and if the reserve balances exceed the minimum requirements, Deere pays the difference to the Company. The Company has traditionally experienced a loss rate against such reserves of less than one percent of its total retail finance and lease contracts portfolio.

Agricredit, through an agreement with the Company established in September 1997, also provides financing to the Company's customers. The financing provided under the agreement by Agricredit to its

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 8: FINANCE RECEIVABLES (CONT'D)

customers is non-recourse to the Company. At December 31, 1999 the portfolio amount under the joint venture was $7,140,698. Prior to September 1997 $958,687 of the customer financing provided by Agricredit was recourse to the Company. The Company's liability is limited to the portion withheld by Agricredit, which was $50,010 at December 31, 1999.

NOTE 9: INCOME TAXES

Significant components of income taxes are as follows for the years ended December 31, 1999, 1998 and 1997:

                                        1999         1998        1997
                                     ---------    ---------   ---------
Current                              $(438,776)   $ 527,990   $ 267,085
Deferred                                    --           --      27,417
                                     ---------    ---------   ---------
Total income tax expense (benefit)   $(438,776)   $ 527,990   $ 294,502
                                     =========    =========   =========

Income tax expense (benefit) allocated to continuing and discontinued operations is as follows:

                                        1999         1998        1997
                                     ---------    ---------   ---------
Continuing operations                $(438,776)   $ 527,990   $ 572,502
Discontinued operations                     --           --    (278,000)
                                     ---------    ---------   ---------
Total income tax expense (benefit)   $(438,776)   $ 527,990   $ 294,502
                                     =========    =========   =========

A reconciliation of income tax (benefit) from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                         1999            1998            1997
                                                        -----            ----            ----
Tax at federal statutory rate                             (34)%            34%             34%
State and local taxes, net of federal benefit              --               3               3
Other                                                      11%              1               2
                                                        -----            ----            ----
                                                          (23)%            38%             39%
                                                        ======           ====            ====

The significant components of the Company's deferred tax liabilities are as follows:

                                    1999         1998
                                 ---------    ---------
Deferred tax liabilities:
      Depreciation               $ 200,875    $ 135,649
      Intangible assets             33,499       37,822
      Other                         (1,300)      59,603
                                 ---------    ---------
Total deferred tax liabilities   $ 233,074    $ 233,074
                                 =========    =========

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 10: FLOOR PLAN PAYABLES:

Floor plan payables are financing arrangements for inventory. The terms of these arrangements may include a four-to-twelve-month interest-free term followed by a term during which interest is charged. Payoff of the floor plan generally occurs at the earlier of, sale of the inventory or in accordance with the terms of the financing arrangements. All amounts owed are guaranteed by three major stockholders and the President of the Company and are collateralized by the specific inventory financed. Floor plan payables consist of the following as of December 31, 1999:

    Interest bearing:                                                             1999          1998
                                                                              -----------   -----------
         Deere & Company and Deere Credit Services, Inc., inventory notes, due as inventory is sold, interest at various rates, from 8.75% to
         11.25% at December 31, 1999, based on a defined prime ............   $ 7,644,336   $ 7,041,445

         Current portion of long-term floor plan (see Note 11) ............       907,604       756,801
                                                                              -----------   -----------

                               Total interest bearing .....................     8,551,940     7,798,246
    Non-interest bearing:
         Deere & Company and Deere Credit Services, Inc. ..................     7,433,237    21,312,301

         Other equipment suppliers ........................................     1,640,436     1,786,201
                                                                              -----------   -----------

                               Total floor plan financing .................   $17,625,613   $30,896,748
                                                                              ===========   ===========

The Company has certain floor plan financing agreements containing various restrictive covenants which, among other matters, require the Company to maintain minimum net worth levels, as defined, and place limits on additional indebtedness. The Company was in compliance with all dealership agreement covenants at December 31, 1999.

NOTE 11: LONG-TERM DEBT

On June 30, 1999 the Company received a $4,930,000 long-term loan from its bank. The loan is sponsored by the Rural Business - Cooperative Service of the United States Department of Agriculture. The proceeds were used to refinance approximately $3,843,740 of existing debt, provide $840,400 in working capital and loan fees of $245,860, which are included in other assets and amortized over the life of the loan.

Long term debt consisted of the following:

                                                                             1999          1998
                                                                             ----          ----
       Bank Loan due July 1, 2019, bearing interest at a defined
           prime rate plus 150 basis points, payable in monthly
           installments of $45,244, collateralized by substantially all of the Company's land, buildings, furniture and fixtures,
           automobiles and service equipment ..........................   $4,906,889   $       --

       Bankloan due October 1, 2002, bearing interest at 9.5%,
           payable in monthly installments of $24,500 collateralized
           by land and buildings was refinanced on June 30, 1999 ......           --    1,972,133

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 11: LONG-TERM DEBT (CONT'D)

                                                                    1999         1998
                                                                 ----------   ----------
Bank loan due July 30, 2008, bearing interest at 9.5%, payable in monthly installments of $7,393 collateralized by land
    and buildings was refinanced on June 30, 1999 ............           --      552,791

Equipment financed by Deere, Agricredit or EDCO due in
    various amounts through May 1, 2003, interest at various
    rates from 8.75% to 11.25%, collateralized by new and used
    equipment inventory ......................................    2,540,759    1,954,184

Convertible note payable (see note 12) .......................      111,042      158,965

Various notes payable, collateralized by buildings, equipment and land, due in various amounts through December 31,
    2005, interest at various rates from  8.5% to 12% ........    1,100,378    1,405,589
                                                                 ----------   ----------
                                                                  8,659,068    6,043,662
Less current portion - floor plan (Note 10) ..................      907,604      756,802
Less current portion .........................................      397,639      621,451
                                                                 ----------   ----------
                                                                 $7,353,825   $4,665,409
                                                                 ==========   ==========

Aggregate maturities of long-term debt are as follows:

                   December 31, 2000        $  1,305,243
                                2001           1,343,266
                                2002             630,010
                                2003             427,869
                                2004             351,653
                          Thereafter           4,601,027
                                            ------------
                                            $  8,659,068
                                            ============

The Company has long-term debt agreements containing various restrictive covenants which, among other matters, require the Company to maintain minimum net worth levels and cash flow requirements, as defined, and place limits on additional indebtedness. The Company did not meet the Cash Flow Coverage Ratio (as defined) at December 31, 1999. The lender agreed to waive the non-compliance as of December 31, 1999 and amended the cash flow requirements for the fiscal year 2000.

Deere, the Company's principal supplier of wholegoods and parts, has subordinated the debt due to themselves with regard to the collateral of non-Deere wholegoods and parts for the above bank loan.

The three majority shareholders of the Company and the President have guaranteed the indebtedness payable to the bank, Deere, and Agricredit (floor plan payable). During 1999, 1998 and 1997, these individuals have received stock options as a fee for such guarantee (see Note 14). The fee recorded for the year ended December 31, 1999, 1998 and 1997 was $107,098, $154,724 and $288,211,
respectively.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 12: CONVERTIBLE NOTE PAYABLE

On June 15, 1998, the Company issued a three year 10% Convertible Note to the principals of Romney Implement Company for $246,638. Principal and interest are convertible into the Company's Common Stock over a three year period with conversion prices at the lesser of $7 or market price (as defined) in the first year, the lesser of market price or $10.50 in the second year and the lesser of market price or $14 the third year. If at any time during each of the three years market price equals or exceed the conversion price, the entire note will convert into Common Stock. The Company has assigned a value of $123,319 to the conversion feature of the note. This value is being amortized ratably as an interest rate adjustment over the life of the note or until conversion. Assuming the note is not converted until maturity, the effective yield is approximately 23%. On each anniversary of the note, one third of the note will be converted in the Common Stock. On June 15, 1999 the Company issued 60,910 shares of Common Stock as payment of the first installment of principal and interest on the Note of $106,794. Note balance at December 31, 1999 was $111,042 (see Note 11).

NOTE 13: SHORT TERM NOTE PAYABLE

On June 30, 1999 the Company received a $1,750,000 line of credit from its bank, which replaced a similar line of credit for the same amount. The new line of credit has a maturity date of June 24, 2000, collateralized by a second mortgage on substantially all of the Company's land, buildings, equipment, furniture and fixtures, accounts receivables and Company owned inventory. The balances due on these lines of credit were $1,749,811 and $1,458,389 at December 31, 1999 and 1998 respectively. On February 15, 2000 the Company received an additional line of credit from the same bank for $750,000 with a maturity date of August 14, 2000. The Company expects to refinance these lines of credit if they are not paid on the maturity dates.

NOTE 14: STOCKHOLDERS' EQUITY

On September 7, 1999 the Company implemented a 7-for-1 reverse stock split. The historical share and per share data included in this Report on Form 10-K has been adjusted to give effect to the reverse split.

The capital structure presented represents the retroactive effect of recapitalizing the Company as the successor entity of the transaction accounted for as though it were a reverse acquisition with Marinex on September 17, 1996 with 2,407,143 shares of Common Stock outstanding.

Prior to the acquisition, TECI had an equity structure comprised of common stock and no par value, non-voting preferred stock, which was issued pursuant to a "Stock Bonus Plan". Contributions to the Stock Bonus Plan aggregated $200,089 and $171,306 in 1994 and 1995, respectively. Such contributions have been expensed in the year incurred since the plan is a defined benefit contribution plan. Pursuant to a separate letter agreement by the selling shareholders of TECI, as part of the acquisition by Marinex of TECI, the funding of the Stock Bonus Plan was performed by allocations from the selling shareholders of TECI 2,407,142 shares of Common Stock. Effective January 1, 1997, the Company amended and restated the Stock Bonus Plan into an Employee Stock Ownership Plan, so as to enable its eligible employees to acquire an interest in capital stock of the Company. Contributions to the ESOP may be made at the discretion of the Company; however, no contributions have been made in 1998 or 1999.

During February 1996, prior to the transaction with TECI, the Company sold 433,178 shares of Common Stock; net proceeds were $2,967,500. An additional 42,857 shares were issued to financial consultants relating to the raising of such equity.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 14: STOCKHOLDERS' EQUITY (CONT'D)

Pursuant to the acquisition of TECI by the Company in 1996 another 659,366 shares were deemed to have been issued to the shareholders of Marinex.

During July 1997, two shareholders returned a total of 35,714 shares of common stock pursuant to a settlement agreement discussed below in Note 15.

During December 1997, the Company granted 42,857 stock options to an officer of the Company exercisable at $3.50 per share for a period of five years. The options vest over four years. These stock options were issued pursuant to an employment agreement.

During December 1997, the Company granted 124,880 fully vested stock options to the guarantors of the floor plan payable and bank loans, who are majority shareholders of the Company, exercisable at $2.63 per share for a period of five years. An expense of $288,211 has been recorded as a guarantee fee for such options during the year ended December 31, 1997.

During 1998, the Company granted 437,690 fully vested stock options to the guarantors (majority shareholders and officer of the Company) of the floor plan payable and bank loans, exercisable at $3.50 per share for a period of five years. An expense of $154,724 has been recorded as a guarantee fee for such options during the year ended December 31, 1998.

During 1999, the Company granted 459,373 fully vested stock options to the guarantors (majority shareholders and officer of the Company) of the floor plan payable and bank loans, exercisable at $3.50 per share for a period of five years. An expense of $107,098 has been recorded as a guarantee fee for such options during the year ended December 31, 1999.

During March 1998, the Company issued 17,857 shares of its Common Stock in a lawsuit settlement. (see Note 17)

During October 1998, the Company issued 21,429 shares of its Common Stock to the principal of Texas Tractor Co. in connection with the acquisition of the Amarillo Deere dealership. (see Note 5)

On June 15, 1999, the Company issued 60,910 shares of its Common Stock in payment of its first installment, including interest, on a Convertible Note. (see Note 12)

Under the Company's amended dealership agreement with Deere, the Company is required to maintain an equity-to-asset ratio, as defined, of at least 30% at all times on and after the earlier of December 31, 2000, 120 days following any completion of a public offering by the Company involving gross proceeds of at least $20,000,000 and immediately following any further expansion of the Company's agricultural area of responsibility under its Deere dealership agreements. Without Deere's prior written consent, the Company is prohibited from making Deere agricultural dealership acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-asset ratio is below 30%, or if such ratio will fall below 30% as a result of such action, unless waived by Deere. If such ratio falls below 25%, Deere may elect to terminate the dealer agreements with one year's advance written notice, although the Company has 180 days to cure this default.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 15: EMPLOYEE BENEFIT PLANS

During 1997 the Company's health benefit plan was a minimum funded plan with specific and aggregate stop loss insurance provided to limit the overall exposure to TECI. The specific stop loss was $20,000 per employee. In 1999 the Company changed to a fully insured plan. The expense associated with the health benefit plan aggregated $395,103, $357,336 and $236,995 for 1999, 1998 and 1997,
respectively.

On September 20, 1994, TEC adopted the "TEXAS EQUIPMENT COMPANY, INC. 401(k) PLAN" (The "401(k) Plan") which covers all employees that have attained the age of twenty-one (21) years and have one year of service. Contributions by TECI are discretionary, and TECI has made no contributions to the 401(k) Plan since inception.

NOTE 16: ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

In 1997 the Company issued 42,857 four-year stock options with an option price of $3.50. As of December 31, 1999 21,428 of these options were vested. For disclosure purposes, the fair value of employee stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 1997: annual dividends of zero ; expected volatility of 50%; risk-free interest rate of 7%; and expected life of five years. The weighted average fair value of stock options granted during the years ended December 31, 1999 and 1998 were $1.53 and $3.01, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma effect on 1999 and 1998 operations is as follows:

                                    1999             1998
                                    ----             ----
Net income (loss)
       As reported            $  (1,231,019)   $     952,634
       Pro forma              $  (1,259,482)   $     924,171

Net income (loss) per share
    (basic and diluted)
       As reported            $       (0.34)   $        0.27
       Pro forma              $       (0.35)   $        0.27

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 17: LITIGATION

In July 1997, the Company settled litigation, which was initiated in March 1997, with the two controlling shareholders of Marinex prior to the acquisition of TECI. The settlement required the two shareholders to return a total of 35,714 shares of common stock to the Company, cancel their employment agreements with the Company and retain ownership of a total of 290,000 shares of common stock in the Company until the Marinex operations liquidated. The Company has a specified period of time to contest the resolution of all outstanding Marinex matters in order to prevent the two shareholders from selling the remaining 290,000 shares of common stock. The 35,714 shares of common stock returned to the Company have been cancelled and returned to the treasury.

In February 1998, the Company settled litigation with a business consultant pursuant to the acquisition agreement between Marinex and TECI, whereby the consultant received 17,857 shares of common stock. The issuance of the shares was originally accounted for as part of the acquisition of TECI by Marinex; therefore, no additional amounts were recorded in 1998.

NOTE 18: EARNINGS PER SHARE FROM CONTINUING OPERATIONS

The following summarizes the computation of weighted average shares outstanding and the net income (loss) from continuing operations per share for the years ended December 31:

                                                            1999           1998          1997
                                                            ----           ----          ----

Net (loss) income from continuing operations
 available to common shareholders ..................   $(1,231,019)   $   952,635   $   815,370
Weighted average number of common shares
 outstanding - basic ...............................     3,578,277      3,526,778     3,527,949
Dilutive effect of convertible debt and options ....        29,361         33,590        18,303
Common and potential common shares outstanding
 - diluted .........................................     3,607,638      3,560,368     3,546,252
Basic and dilutive net (loss) income from continuing
 operations per share ..............................   $     (0.34)   $      0.27   $      0.23

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Item No.                          Item                                      Method of Filing
--------                          ----                                      ----------------
  3(a)       Articles of Incorporation..................      Incorporated by reference to Exhibit 3(a)
                                                              to the Company's 1996 Form 10-K
  3(b)       By-Laws....................................      Incorporated by reference to Exhibit 3(b)
                                                              to the Company's 1996 Form 10-K
  10(a)      Acquisition Agreement for Texas                  Incorporated by reference to Exhibit 3(a)
               Equipment Co. Inc........................      to the Company's 1996 Form 10-K
  10(j)      Contract with John Deere & Company.........      Incorporated by reference to Exhibit 3(j)
                                                              to the Company's 1996 Form 10-K
  10(k)      Contract with John Deere & Company.........      Incorporated by reference  to Exhibit 10(k)
                                                              to the Company's 9/30/1998 Form 10-Q
   21        List of Subsidiaries.......................      (filed herewith)
   23        Consent of Mazars & Guerard, LLP...........      (filed herewith)
   27        Financial Data Schedule....................      (filed herewith)