Form 10-Q
period 2000-03-31
TEXAS EQUIPMENT CORP
filed 2000-05-15
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000 or

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
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

       The number of shares outstanding of the registrant's Common Stock, as of May 10, 2000 was 3,607,311.

                                      INDEX


                                                                                                              Page
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements:
        Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 .............................................. 4
        Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999 ......................... 6
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 ......................... 7
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations ......................12
     Item 3. Quantitative and Qualitative Disclosures about Market Risk ..................................................16
PART II - OTHER INFORMATION
     Item 1. Legal Proceedings............................................................................................17
     Item 6. Exhibits and Reports on Form 8-K ............................................................................17
     Signatures ..........................................................................................................18

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The future results of the Company, including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Part 1. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology is intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks or uncertainties.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS


                                                          MARCH 31,      DECEMBER 31,
                                                            2000            1999
                                                       -------------   -------------

CURRENT ASSETS
          Cash and cash equivalents                    $     171,400   $     307,509
          Accounts receivable (less allowance for
              doubtful accounts of $109,564)                 396,293         561,958
          Other receivables                                1,571,347       1,127,502
          Inventories                                     25,547,128      27,247,079
                                                       -------------   -------------

               Total current assets                       27,686,168      29,244,048

PROPERTY AND EQUIPMENT, NET                                5,508,016       5,481,180

FINANCE RECEIVABLES (less allowance for doubtful
     accounts of $200,000)                                   601,659         588,564

RECEIVABLES FROM OFFICER                                     136,968         134,800

GOODWILL, net of accumulated amortization of
       $95,349 in 2000 and $92,170 in 1999                    95,349          98,528


OTHER ASSETS                                                 347,901         318,972
                                                       -------------   -------------

                                                       $  34,376,061   $  35,866,092
                                                       =============   =============


                                        4
                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             MARCH 31,       DECEMBER 31,
                                                               2000             1999
                                                          --------------   --------------

CURRENT LIABILITIES

          Floor plan payables                             $   15,674,894   $   17,625,613
          Notes payable                                        2,281,063        1,749,811
          Accounts payable                                     1,260,339        1,215,398
          Accrued liabilities                                    405,252
                                                                                  368,763
          Current maturities of
               long-term debt                                    414,019          397,639
                                                          --------------   --------------

TOTAL CURRENT LIABILITIES                                     20,035,567       21,357,224

LONG-TERM DEBT, net of
          current maturities                                   7,276,291        7,353,825

DEFERRED TAX LIABILITY                                           233,074
                                                                                  233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common stock, $.001 par value authorized
         50,000,000;  issued and outstanding
         3,607,311 in 2000 and 1999                                3,607            3,607
Paid in capital                                                3,274,933        3,298,647
Retained earnings                                              3,552,589        3,619,715
                                                          --------------   --------------

               TOTAL STOCKHOLDERS' EQUITY                      6,831,129        6,921,969
                                                          --------------   --------------

                                                          $   34,376,061   $   35,866,092
                                                          ==============   ==============




                                        5
                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                          2000              1999
                                                     --------------    --------------


REVENUES                                             $   17,615,551    $   17,112,323

COST OF SALES                                            15,156,189        14,656,524
                                                     --------------    --------------
GROSS PROFIT                                              2,459,362         2,455,799


SELLING,GENERAL AND

      ADMINISTRATIVE EXPENSES                             2,426,945         2,163,613
                                                     --------------    --------------

INCOME FROM OPERATIONS                                       32,417           292,186

OTHER INCOME (EXPENSE)

     Interest expense                                      (254,980)         (179,150)

    Interest income                                          59,641            82,179

     Non-cash guarantee fee                                 (20,000)          (16,756)

     Other income                                            15,013             6,256
                                                     --------------    --------------

(LOSS) INCOME BEFORE TAXES                                 (167,909)          184,715

INCOME TAX EXPENSE                                          (57,070)           65,105
                                                     --------------    --------------

NET (LOSS) INCOME                                    $     (110,839)   $      119,610
                                                     ==============    ==============

NET (LOSS) INCOME PER SHARE
     Basic                                           $        (0.03)   $         0.03
     Diluted                                         $        (0.03)   $         0.03
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                                3,607,311         3,512,274
     Diluted                                              3,607,311         3,543,494

                                        6
                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------

                                                                          2000              1999
                                                                     --------------    --------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
       Net (loss) income                                             $     (110,839)   $      119,610
       Adjustment to reconcile net (loss) income to net cash
         (used in) operating activities:
             Amortization & depreciation                                    137,860           137,260
             Guarantee fee - valuation of stock options issued               20,000            16,756
             Interest on convertible note                                    14,393            17,824

       Changes in operating assets and liabilities:
             Accounts and other receivable                                 (278,180)         (258,701)
             Inventories                                                  1,699,951         3,253,056
             Floor plan payable                                          (1,950,719)       (3,655,616)
             Accounts payable                                                44,941           (28,172)
             Accrued liabilities                                             36,489           (40,560)
             Finance receivable                                             (13,095)           50,095
             Income tax liability                                                --            70,223
             Other assets                                                   (28,929)          (34,999)
                                                                     --------------    --------------

       NET CASH (USED IN) OPERATING ACTIVITIES                             (428,128)         (353,224)
                                                                     --------------    --------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
          Purchases of land, buildings and equipment                       (161,517)         (105,675)
          Stockholder's receivable                                           (2,168)             (779)
                                                                     --------------    --------------

       NET CASH (USED IN) INVESTING ACTIVITIES                             (163,685)         (106,454)
                                                                     --------------    --------------

                                        7
                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                        THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                           2000             1999
                                                       -------------    -------------

CASH FLOW PROVIDED BY (USED IN) FINANCING
    ACTIVITIES
          Proceeds from line of credit                 $     531,252    $     241,423
          Proceeds from long-term debt                       530,031          790,427
          Repayments of long-term debt                      (605,579)        (959,154)
                                                       -------------    -------------

          NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                         455,704           72,696
                                                       -------------    -------------

          NET (DECREASE) IN CASH AND CASH EQUIVALENTS       (136,109)        (386,982)

CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF THE PERIOD                                  307,509          494,132
                                                       -------------    -------------

CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                         $     171,400    $     107,150
                                                       =============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense                   $     240,586    $     161,327
                                                       =============    =============

                                        8
                   See Notes to Condensed Financial Statements

1.    BASIS OF PREPARATION:

         The condensed consolidated financial statements of Texas Equipment Corporation (the "Company" or "TEC"), a Nevada corporation, include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc. ("NMIC").

         The condensed balance sheets as of March 31, 2000 and December 31, 1999 and the condensed statements of operation for the three months ended March 31, 2000 and 1999 and condensed statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet, statements of operations and statements of cash flows for 1999 to be in conformity with 2000.

2.  INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:


                                   March 31,   December 31,
                                     2000          1999
                                 -----------   -----------

New equipment                    $ 8,543,928   $10,349,224
Used equipment                    12,471,085    12,377,229
Parts and other                    4,532,115     4,520,626
                                 -----------   -----------

          Total                  $25,547,128   $27,247,079
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


                                                                           Product
                                                       Wholegoods          Support
                                                     --------------    --------------

THREE MONTHS ENDED MARCH 31, 2000
Sales and revenues from external customers           $   14,594,036    $    3,021,500
Depreciation expense                                         38,736            93,047
Segment operating profit                                    369,684            19,071
Segment assets:
       Property, plant and equipment                        933,416         4,450,404
       Inventory                                         21,015,013         4,532,115
THREE MONTHS ENDED MARCH 31, 1999

Sales and revenues from external customers               14,283,603         2,828,720

Depreciation expense                                         37,869            91,866
Segment operating profit                                    617,359            88,229
Segment assets:
       Property, plant and equipment                        965,527         4,603,508
       Inventory                                         31,011,687         4,976,971



OPERATING PROFIT                                        Three Months Ended March 31,
                                                           2000              1999
                                                     --------------    --------------



Total profit for reportable segments                 $      388,755    $      705,588
Unallocated amounts:
       Administrative expense                              (356,338)         (413,402)
       Other income                                          15,013             6,256
       Interest expense                                    (254,980)         (179,150)
       Interest income                                       59,641            82,179
       Non-cash guarantee fee                               (20,000)          (16,756)
                                                     --------------    --------------

       Total consolidated income before taxes        $     (167,909)   $      184,715
                                                     ==============    ==============

4.   NET INCOME PER SHARE

         The following summarizes the computation of weighted average shares outstanding and the net income (loss) from operations per share for the three months ended March 31:


                                                               2000           1999
                                                          -----------    -----------

Net (loss) income from continuing operations
   available to common shareholders ...................   $  (110,839)   $   119,610
Weighted average number of common shares
   outstanding - basic ................................     3,607,311      3,512,274
Dilutive effect of convertible debt and options .......            --         31,220
Common and potential common shares outstanding
   diluted ............................................     3,607,311      3,543,494
Basic and dilutive net (loss) income from continuing
   operations per share ...............................   $     (0.03)   $      0.03


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

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. Because of the location of the Company's dealer network, there is an overlap in the growing seasons, which have the effect of leveling out quarterly sales and inventory requirements. In 1999, the Company recorded approximately 26% of its sales in each of the first and third quarters and approximately 24% in each of the second and fourth quarters. The Company believes that there will not be a substantial change in seasonality in 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Revenues increased approximately $503,000 or 2.9%, to $17,615,551 for the first quarter of 2000 from $17,112,323 for the first quarter of 1999.

Wholegoods sales increased approximately $310,000 or 2%, to $14,594,051 for the first quarter of 2000 from $14,283,603 for the first quarter of 1999. An increase in new tractor and harvest equipment sales was primarily responsible for the increase in new equipment sales of approximately $1,253,000, or 17%. This increase in new equipment sales was offset by a decrease in used equipment sales of approximately 14%, or $942,000, which was primarily due to the increase in new equipment sales. Weak commodity prices continue to suppress new and used equipment sales and this trend is expected to continue throughout fiscal year 2000.

         Parts and service revenue increased approximately $193,000, or 7%, to $3,021,500 for the first quarter of 2000 from $2,828,720 for the first quarter of 1999. Low commodity prices still have a significant effect on parts and service revenues. However, government farm aid and slightly better commodity prices allowed the Company's customers to start their field preparation work earlier in the first quarter of 2000 than the first quarter of 1999, which resulted in higher parts sales and service revenues.

GROSS PROFIT

         Gross profit of $2,459,362 for the first quarter of 2000 was nearly the same as the first quarter of 1999 of $2,455,799. Gross profit as a percentage of total revenues was also flat at approximately 14% for both quarters. The Company's highest gross margin is derived from its parts and service revenues. For these periods the revenue mix between wholegoods sales and parts and service revenues were approximately the same with wholegoods sales at 83.5% and 82.8% of total revenues and parts and service revenue at 16.5% and 17.2% of total revenue in the first quarter of 1999 and 2000, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $263,000 to $2,426,945 in the first quarter of 2000 from $2,163,613 for the first quarter of 1999. This increase was primarily the result of approximately $200,000 of auction expenses incurred by the Company in connection with its first annual used equipment auction held in January 2000. The auction was a success in partially decreasing the Company's excess used equipment inventory. However, used equipment inventory is higher than normal because of the continued weakness in commodity prices.

SG&A expense as a percentage of total revenues was 13.8% in the first quarter of 2000 compared to 12.6% in the first quarter of 1999. This increase in percentage was primarily the result of higher operating expenses as explained above.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $76,000 to $254,980 for the first quarter of 2000 from $179,150 for the first quarter of 1999. The increase was due primarily to increased bank financing to support higher levels of Company owned inventory and to meet working capital requirements.

         Interest income decreased approximately $23,000 to $59,641 for the first quarter of 2000 from $82,179 for the first quarter of 1999. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. Interest rates continue to remain competitive; however, because of the continued weakness in equipment demand, the Company and Deere provided more discounted interest rates in the first quarter of 2000 compared to the first quarter of 1999, which lowered the amount of interest income earned by the Company.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $21,629,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 92,696 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $20,000 for the three-month period.

NET (LOSS) INCOME

         Net income decreased approximately $230,000 to a net loss of $110,839 for the first quarter of 2000 from net profit of $119,610 for the first quarter of 1999. This decrease was primarily the result of the decrease in operating income of approximately $259,000, the increase in interest expense of $76,000 and the increase in other expenses of $17,000, which was offset by the decrease in the provision for income taxes of approximately $122,000.

         Earnings per share decreased to a loss per share of $0.03 (both basic and diluted) for the first quarter of 2000 from earnings per share of $0.3 (both basic and diluted) for the first quarter of 1999, primarily as the result of the reasons described above.


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

       The Company annually reviews the terms of its financing arrangements and interest rates with its lenders. As of March 31, 2000 the interest rate charged by Deere for its floor plan financing and wholesale line of credit was a defined prime rate plus 150 basis points and defined prime rate plus 75 basis points, respectively. In addition, the Company's wholesale credit lines with Agricredit, EDCO and Transamerica are at rates that range from a defined prime rate plus 50 basis points to defined prime rate plus 150 basis points. As of March 31, 2000 the Company had floor plan payables outstanding of approximately $15,675,000, of which approximately $7,141,000 was then interest bearing.

       On July 2, 1999 the Company received a $4,930,000 long-term loan at a defined prime rate plus 150 basis points from a lender. The loan is collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures. The proceeds were used to refinance $3,843,740 of existing debt, provided $840,400 in working capital and $245,860 in loan fees. In addition to this loan, the lender provides the Company with two lines of credit for a total of $2,500,000 at a defined prime rate plus 50 basis points, collateralized by trade accounts receivable, Company owned equipment inventory and substantially all of the Company's land, buildings, service equipment and furniture and fixtures.

       Cash and cash equivalents decreased to $171,400 at March 31, 2000 from $307,509 at December 31, 1999. During the three months ended March 31, 2000, operations used net cash of $428,128 primarily because of the decrease in floor plan payables of approximately $1,951,000, an increase in accounts receivable of approximately $278,000, offset by a decrease in inventory of approximately $1,699,000. The decrease in inventory was primarily due to the decrease in new equipment purchases. Investing activities used cash of $163,685 primarily for capital expenditures. The Company's capital expenditures are expected to increase as it implements its business plan to acquire additional Deere dealerships. All acquisitions are subject to the availability of debt or equity financing and Deere approval, of which there can be no assurance in either case. Failure to obtain debt or equity financing would significantly curtail the Company's business expansion and development plans.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. Because of the location of the Company's dealer network, there is an overlap in the growing seasons, which have the effect of leveling out quarterly sales and inventory requirements. In 1999, the Company recorded approximately 26% of its sales in each of the first and third quarters and approximately 24% in each of the second and fourth quarters. The Company believes that there will not be a substantial change in seasonality in 2000. However, if the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 7 of the Company's Form 10-K dated April 14, 2000, filed with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, and government farm programs; legislation relating to agriculture; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the agricultural industry, including manufacturers and retailers; the level of new and used inventories; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquisitions; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At March 31, 2000, approximately 92.6% of the Company's debt obligations (including short and long-term equipment and bank financing) had variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings during the three months ended March 31, 2000 (which average rate was approximately 10%), it is estimated that the Company's interest expense for the three months ended March 31, 2000 would have increased by approximately $25,000 resulting in an increase in the Company's net loss and a decrease in after tax cash flow of approximately $16,000. In the event of an adverse change in interest rates, management would likely take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

On May 2, 2000 the Company and its Chairman, Paul Condit, as well as certain other members of the Condit family who are principal shareholders of the Company, filed a lawsuit in Texas state district court in Gaines County, Texas against Service Invest AS, a Norwegian shareholder, and certain other affiliated shareholders seeking a declaratory judgment related to disputes that have arisen between the parties (Texas Equipment Corporation, Texas Equipment Co., Inc., Paul Condit et al v. Service Invest AS, et al, Case No. 00-05-14040, 106th State District Court, Gains County, Texas). The defendant shareholders made their principal investments in the Company (then named Marinex Multimedia) in Regulation S offerings in early 1996 before the Company engaged in the September 1996 business combination with Texas Equipment Co. Inc. Texas Equipment Co. Inc. was, prior to the business combination, wholly-owned by members of the Condit family and its John Deere agricultural equipment dealerships have since 1997 represented the Company's only business activities. The defendant shareholders, in discussions with the Company and the Condits in recent months, have contended that certain provisions of the September 1996 business combination agreement require surrender by the Condits of a portion of the shares of the Company they acquired in the business combination. In addition, they contend that guarantee fees paid by the Company to the Condits in the form of stock options for the past several years in consideration of the personal guarantees by the Condits of the Company's indebtedness to John Deere and the Company's bank are not warranted. The Company and the Condits have vigorously disputed such contentions, noting that the defendants' position as to their first claim ignores a provision in the business combination agreement that expressly negates any requirement for a return of shares by the Condits and, as to the second claim, noting that the guarantee fee arrangement represents fair and customary non-cash consideration for substantial personal guarantees required by the Company's creditors which confer a substantial benefit upon the Company and, indirectly, all of its non-guarantor shareholders. As to the first claim, the auditor provided for by the business combination agreement also provided a report and analysis supporting the position of the Company and the Condits and concluding that no return of shares was required. The Company does not expect the litigation to have a material adverse effect upon its operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits

         27       Financial Data Schedule
         99.1     Petition for Declaratory Judgement

(b) Reports on form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2000

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

 27            Financial Data Schedule

 99.1          Petition for Declaratory Judgement