Form 10-Q
period 2000-06-30
TEXAS EQUIPMENT CORP
filed 2000-08-14
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000 or

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

       The number of shares outstanding of the registrant's Common Stock, as of August 10, 2000 was 3,804,602.

                                      INDEX



                                                                                                            Page
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements (Unaudited):
        Consolidated Balance Sheets at June 30, 2000 and December 31, 1999................................   4
        Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and 1999...........   6
        Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and 1999.............   7
        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.............   8
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.......  13
     Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................  19
     Item 4. Submission of Matters to a Vote of Security Holders..........................................  19
PART II - OTHER INFORMATION
     Item 1. Legal Proceedings............................................................................  20
     Item 6. Exhibits and Reports on Form 8-K.............................................................  20
     Signatures...........................................................................................  21

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS

                                                                 JUNE 30,       DECEMBER 31,
                                                                  2000             1999
                                                              --------------   --------------
CURRENT ASSETS
          Cash and cash equivalents                           $      155,597   $      307,509
          Accounts receivable (less allowance for
              doubtful accounts of $109,564)                         354,345          561,958
          Other receivables                                        1,552,836        1,127,502
          Inventories                                             26,106,831       27,247,079
                                                              --------------   --------------

               TOTAL CURRENT ASSETS                               28,169,609       29,244,048

PROPERTY AND EQUIPMENT, NET                                        5,436,144        5,481,180

FINANCE RECEIVABLES (less allowance for
    doubtful accounts of $200,000)                                   604,496          588,564

RECEIVABLES FROM OFFICER                                             127,153          134,800

GOODWILL, net of accumulated amortization of
    $98,527 in 2000 and $92,170 in 1999                               92,171           98,528

OTHER ASSETS                                                         404,667          318,972
                                                              --------------   --------------

                                                              $   34,834,240   $   35,866,092
                                                              ==============   ==============

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             JUNE 30,       DECEMBER 31,
                                                              2000              1999
                                                          --------------   --------------
CURRENT LIABILITIES

          Floor plan payables                             $   16,872,073   $   17,625,613
          Notes payable                                        2,416,063        1,749,811
          Accounts payable                                       910,974        1,215,398
          Accrued liabilities                                    332,094          368,763
          Current maturities of
               long-term debt                                    359,015          397,639
                                                          --------------   --------------

TOTAL CURRENT LIABILITIES                                     20,890,219       21,357,224

LONG-TERM DEBT, net of
          current maturities                                   6,870,233        7,353,825

DEFERRED TAX LIABILITY                                           233,074          233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common stock, $.001 par value authorized
               50,000,000; issued and outstanding
               3,804,602 in 2000 and 3,607,311 in 1999             3,804            3,607

Paid in capital                                                3,393,382        3,298,647
Retained earnings                                              3,443,528        3,619,715
                                                          --------------   --------------

               TOTAL STOCKHOLDERS' EQUITY                      6,840,714        6,921,969
                                                          --------------   --------------

                                                          $   34,834,240   $   35,866,092
                                                          ==============   ==============

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30,
                                       --------------------------------
                                            2000              1999
                                       --------------    --------------
REVENUES                               $   15,452,904    $   15,226,620

COST OF SALES                              13,300,959        12,793,838
                                       --------------    --------------

GROSS PROFIT                                2,151,945         2,432,782

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES               2,118,425         2,096,208
                                       --------------    --------------

INCOME FROM OPERATIONS                         33,520           336,574

OTHER INCOME (EXPENSE)
     Interest expense                        (269,166)         (188,546)
     Interest income                           72,830            70,543
     Non-cash guarantee fee                   (20,000)          (15,826)
     Other income                              21,453             3,989
                                       --------------    --------------

(LOSS) INCOME BEFORE TAXES                   (161,363)          206,734

INCOME TAX EXPENSE                            (52,302)           69,739
                                       --------------    --------------

NET (LOSS) INCOME                      $     (109,061)   $      136,995
                                       ==============    ==============

NET (LOSS) INCOME PER SHARE
     Basic                             $        (0.03)   $         0.04
     Diluted                           $        (0.03)   $         0.04

NUMBER OF SHARES USED IN COMPUTATION
     Basic                                  3,804,602         3,524,972
     Diluted                                3,804,602         3,530,845

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          SIX MONTHS ENDED JUNE 30,
                                       --------------------------------
                                             2000              1999
                                       --------------    --------------
REVENUES                               $   33,068,455    $   32,338,943

COST OF SALES                              28,457,148        27,450,362
                                       --------------    --------------

GROSS PROFIT                                4,611,307         4,888,581

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES               4,545,370         4,259,821
                                       --------------    --------------

INCOME FROM OPERATIONS                         65,937           628,760

Other Income (EXPENSE)
    Interest expense                         (524,146)         (367,696)
    Interest income                           132,471           152,722
    Non-cash guarantee fee                    (40,000)          (32,582)
    Other income                               36,466            10,245
                                       --------------    --------------

(LOSS) INCOME BEFORE TAXES                   (329,272)          391,449

INCOME TAX EXPENSE                           (109,372)          134,843
                                       --------------    --------------

NET (LOSS) INCOME                      $     (219,900)   $      256,606
                                       ==============    ==============

NET (LOSS) INCOME PER SHARE
     Basic                             $        (0.06)   $         0.07
     Diluted                           $        (0.06)   $         0.07

NUMBER OF SHARES USED IN COMPUTATION
     Basic                                  3,804,602         3,548,435
     Diluted                                3,804,602         3,583,669

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                 --------------------------------
                                                                      2000              1999
                                                                 --------------    --------------
CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES
       Net (loss) income                                         $     (219,900)   $      256,606
       Adjustment to reconcile net (loss) income to net cash
         (used in) operating activities:
             Amortization & depreciation                                284,618           266,361
             Guarantee fee - valuation of stock options issued           40,000            32,582
             Interest on convertible note                                28,729            30,083

       Changes in operating assets and liabilities:
             Accounts and other receivable                             (217,721)         (824,614)
             Inventories                                              1,140,248         5,647,116
             Floor plan payable                                        (753,540)       (6,930,864)
             Accounts payable                                          (304,424)          (98,844)
             Accrued liabilities                                        (36,669)         (171,442)
             Finance receivable                                         (15,932)           18,590
             Income tax liability                                            --           107,962
             Other assets                                               (85,695)           (5,554)
                                                                 --------------    --------------

       NET CASH (USED IN) OPERATING ACTIVITIES                         (140,286)       (1,672,018)
                                                                 --------------    --------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
          Purchases of land, buildings and equipment                   (294,287)         (131,887)
          Proceeds from sale of land, buildings and equipment            61,062                --
          Stockholder's receivable                                        7,647              (162)
                                                                 --------------    --------------

          NET CASH (USED IN) INVESTING ACTIVITIES                      (225,578)         (132,049)
                                                                 --------------    --------------

                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------
                                                           2000           1999
                                                      -------------- --------------
CASH FLOW PROVIDED BY (USED IN) FINANCING
    ACTIVITIES
          Proceeds from line of credit                $      666,252 $      691,423
          Proceeds from long-term debt                     1,284,791      2,164,188
          Repayments of long-term debt                    (1,737,091)    (1,278,352)
                                                      -------------- --------------

      NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                         213,952      1,577,259
                                                      -------------- --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (151,912)      (226,808)

CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF THE PERIOD                                  307,509        494,132
                                                      -------------- --------------

CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                        $      155,597 $      267,324
                                                      ============== ==============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
          Interest expense                            $      495,416 $      367,696
                                                      ============== ==============

    Common stock issued related to convertible note   $       98,645 $      104,241
                                                      ============== ==============

                  Seen Notes to Condensed Financial Statements

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements of Texas Equipment Corporation (the "Company" or "TEC"), a Nevada corporation, include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc. ("NMIC").

         The condensed balance sheets as of June 30, 2000 and December 31, 1999 and the condensed statements of operations for the three months and six months ended June 30, 2000 and 1999 and condensed statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet, statements of operations and statements of cash flows for 1999 to be in conformity with 2000.

2. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                                            June 30,      December 31,
                                              2000           1999
                                        --------------   --------------
        New equipment                   $    8,674,873   $   10,349,224
        Used equipment                      13,063,699       12,377,229
        Parts and other                      4,368,259        4,520,626
                                        --------------   --------------

                  Total                 $   26,106,831   $   27,247,079
                                        ==============   ==============

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

                                                                  Product
                                                Wholegoods        Support
                                             --------------    -------------
THREE MONTHS ENDED JUNE 30, 2000

Sales and revenues from external customers   $   11,790,171   $    3,662,733
Depreciation expense                                 41,272          100,464
Segment operating income                             18,344          320,105
Segment assets:
       Property, plant and equipment                921,238        4,392,331
       Inventory                                 21,738,572        4,368,259

THREE MONTHS ENDED JUNE 30, 1999

Sales and revenues from external customers       11,374,884        3,851,736
Depreciation expense                                 37,870           91,866
Segment operating income                            164,139          459,221
Segment assets:
       Property, plant and equipment                948,632        4,522,943
       Inventory                                 28,659,649        4,934,949


                                                                  Product
                                                Wholegoods        Support
                                             --------------    -------------

SIX MONTHS ENDED JUNE 30, 2000

Sales and revenues from external customers   $   26,384,222   $    6,684,233
Depreciation expense                                 80,008          193,511
Segment operating income                            388,017          339,176
Segment assets:
       Property, plant and equipment                921,238        4,392,331
       Inventory                                 21,738,572        4,368,259

SIX MONTHS ENDED JUNE 30, 1999

Sales and revenues from external customers       25,658,487        6,680,456
Depreciation expense                                 75,739          183,732
Segment operating income                            781,498          547,450
Segment assets:
       Property, plant and equipment                948,632        4,522,943
       Inventory                                 28,659,649        4,934,949

         OPERATING INCOME                                         Three Months Ended March 31,
                                                                --------------------------------
                                                                     2000              1999
                                                                --------------    --------------
         Total operating income for reportable segments         $      338,449    $      623,360
         Unallocated amounts:
                Administrative expense                                (304,929)         (286,786)
                Other income                                            21,453             3,989
                Interest expense                                      (269,166)         (188,546)
                Interest income                                         72,830            70,543
                Non-cash guarantee fee                                 (20,000)          (15,826)
                                                                --------------    --------------
                Total consolidated (loss) income before taxes   $     (161,363)   $      206,734
                                                                ==============    ==============

         OPERATING INCOME                                           Six Months Ended March 31,
                                                                --------------------------------
                                                                     2000              1999
                                                                --------------    --------------

         Total operating income for reportable segments         $      727,193    $    1,328,948
         Unallocated amounts:
                Administrative expense                                (661,256)         (700,188)
                Other income                                            36,466            10,245
                Interest expense                                      (524,146)         (367,696)
                Interest income                                        132,471           152,722
                Non-cash guarantee fee                                 (40,000)          (32,582)
                                                                --------------    --------------
                Total consolidated (loss) income before taxes   $     (329,272)   $      391,449
                                                                ==============    ==============

4. LONG-TERM DEBT

         The Company has long-term debt agreements containing various restrictive covenants which, among other matters, require the Company to maintain minimum net worth levels and cash flow requirements, as defined, and place limits on additional indebtedness. The Company did not meet the Cash Flow Coverage Ratio (as defined) at June 30, 2000. The lender agreed to waive the non-compliance as of June 30, 2000 and amended the cash flow requirement through June 30, 2001.

5. NET INCOME PER SHARE

         The following summarizes the computation of weighted average shares outstanding and the net income (loss) from operations per share for the six months ended June 30:


                                                                   2000           1999
                                                                -----------    -----------
    Net (loss) income from continuing operations
      available to common shareholders ......................   $  (219,900)   $   256,606
    Weighted average number of common shares
      outstanding - basic ...................................     3,804,602      3,548,435
    Dilutive effect of convertible debt and options .........            --         35,234
    Common and potential common shares outstanding
      diluted ...............................................     3,804,602      3,583,669
    Basic and dilutive net (loss) income from continuing
      operations per share ..................................   $     (0.06)   $      0.07

6. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December of 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB does not change any of the existing rules on revenue recognition. Rather, the SAB provides additional guidance for transactions not addressed by existing rules. The Company is required to review its revenue recognition policies by the fourth quarter of fiscal year 2000 to determine that its recognition criteria is in compliance with the SAB interpretations. Any change in accounting principle required in order to comply with the SAB may be reported as a cumulative catch-up adjustment at that time. The Company is currently reviewing its revenue recognition policies and does not feel that any change in accounting required would have a material impact on the Company's reported financial position, results of operations or cash flows.

     Additionally, the Company is evaluating the effects of FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Options. The Company has not yet adopted or completed its assessment of this interpretation on its current practices.

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

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. Because of the location of the Company's dealer network, there is an overlap in the growing seasons, which has the effect of leveling out quarterly sales and inventory requirements. In 1999, the Company recorded approximately 26% of its sales in each of the first and third quarters and approximately 24% in each of the second and fourth quarters. The Company believes that there will not be a substantial change in seasonality in 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

         Revenues increased approximately $226,000 or 1.5%, to $15,452,904 for the second quarter of 2000 from $15,226,620 for the second quarter of 1999.

Wholegoods sales increased approximately $430,000 or 3.8%, to $11,790,171 for the second quarter of 2000 from $11,374,884 for the second quarter of 1999. An increase in new tractor and harvest equipment sales was primarily responsible for the increase in new equipment sales of approximately $1,043,000, or 16.1%. This increase in new equipment sales was offset by a decrease in used equipment sales of approximately 12.8%, or $613,000, which was primarily due to the increase in new equipment sales. There are several factors, such as interest rates, yearly payments, manufacturers' promotions and availability, which influence the customers' decision to purchase new or used equipment. During the second quarter Deere provided its dealers with aggressive interest rate promotions and rebates, which increased new equipment sales during the quarter. Although there has been some improvement in the equipment demand, weak commodity prices continue to suppress new and used equipment sales when compared to the sales levels in 1998. This trend, which began in 1999, is expected to continue throughout fiscal year 2000.

         Parts and service revenue decreased approximately $189,000, or 4.9%, to $3,662,733 for the second quarter of 2000 from $3,851,736 for the second quarter of 1999. A significantly lower wheat harvest in the Northern Panhandle of West Texas was the main contributor to lower parts and service sales in the second quarter of 2000. In addition, low commodity prices continue to have a significant effect on parts and service revenues. This condition is expected to continue through the remainder of 2000.

GROSS PROFIT

         Gross profit decreased by $281,000 or 11.5% to $2,151,945 from $2,432,782 for the second quarter of 2000. Wholegoods gross margins (gross profit as a percentage of total revenues) decreased from 8.3% to 6.9%. This decrease in gross margin percentage, offset by the increase in wholegoods sales, resulted in a decrease in gross profit of $123,000. Price pressures due to low commodity prices were primarily responsible for lower margins on equipment sales. Gross profit from parts and service sales decreased by approximately $158,000. This decrease was due to the decrease in parts and service sales and to lower gross margins from parts and service sales, which decreased from 38.7% for the three months ended June 30, 1999 to 36.4% for the three months ended June 30, 2000. Price pressures due to lower commodity prices and a weak winter wheat harvest in May and June are responsible for the lower margins and decrease in sales. The Company's highest gross margin is derived from its parts and service revenues. For these periods the revenue mix between wholegoods sales and parts and service revenues were approximately the same with wholegoods at approximately 74.7% and 76.3% of total revenues and parts and service revenue at 25.3% and 23.7% of total revenue in the second quarter of 1999 and 2000, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expenses of $2,118,425 for the second quarter of 2000 were relatively the same as the $2,096,208 for the second quarter of 1999. SG&A expense as a percentage of total revenues was 13.7% in the second quarter of 2000 compared to 13.8% in the second quarter of 1999.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $81,000 to $269,166 for the second quarter of 2000 from $188,546 for the second quarter of 1999. The increase was due primarily to increased bank financing to support continued high levels of Company owned inventory and to meet working capital requirements.

         Interest income of $72,830 for the second quarter of 2000 was approximately the same as the $70,543 for the second quarter of 1999. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of equipment finance companies and prevailing market conditions. Interest rates continue to remain competitive because of the continued weakness in equipment demand.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $21,060,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 92,696 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $20,000 for the three-month period.

NET (LOSS) INCOME

         Net income decreased approximately $246,000 to a net loss of ($109,061) for the second quarter of 2000 from net profit of $136,995 for the second quarter of 1999. This decrease was primarily the result of the decrease in operating income of approximately $303,000, the increase in interest expense of $81,000 and the net increase in interest income, other income and other expense of approximately $16,000, which was offset by the decrease in the provision for income taxes of approximately $122,000.

         The loss per share was ($0.03) (both basic and diluted) for the second quarter of 2000 compared to earnings per share of $0.04 (both basic and diluted) for the second quarter of 1999, primarily as the result of the reasons described above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Revenues increased approximately $730,000 or 2.3%, to $33,068,455 for the six months ended June 30, 2000 from $32,338,943 for the six months ended June 30, 1999.

Wholegoods sales increased approximately $726,000 or 2.8%, to $26,384,222 for the six months ended June 30, 2000 from $25,658,487 for the six months ended June 30, 1999. An increase in new tractor and harvest equipment sales was primarily responsible for the increase in new equipment sales of approximately $2,286,792, or 16.5%. This increase in new equipment sales was offset by a decrease in used equipment sales of approximately 13.4%, or $1,556,000, which was primarily due to the increase in new equipment sales. There are several factors, such as interest rates, yearly payments, manufacturers' promotions and availability, which influence the customers' decision to purchase new or used equipment. During the first six months of 2000 Deere provided its dealers with aggressive interest rate promotions and rebates that increased new equipment sales during this period. Although there has been some improvement in equipment demand, weak commodity prices continue to suppress new and used equipment sales when compared with equipment sales levels in 1998. This trend, which began in 1999, is expected to continue throughout fiscal year 2000.

         Parts and service revenue remained approximately the same at $6,684,233 for the six months ended June 30, 2000 compared to $6,680,456 for the six months ended June 30, 1999. Low commodity prices continue to suppress parts and service revenues.

GROSS PROFIT

         Gross profit decreased approximately $277,000 to $4,611,307 for the six months ended June 30, 2000 from $4,888,581 for the six months ended June 30, 1999. Wholegoods gross margin (gross profit as a percentage of total revenues) decreased from 8.5% to 8.1%. This decrease in gross margin percentage, offset by the increase in wholegoods sales, resulted in a decrease in gross profit of $61,000. Price pressures due to low commodity prices were responsible for lower margins on equipment sales. Gross profit from parts and service sales decreased by approximately $216,000. This decrease was due to lower gross margins from parts and service sales, which decreased from 40.3% for the six months ended June 30, 1999 to 37.1% for the six months ended June 30, 2000. Price pressures due to lower commodity prices and a weak winter wheat harvest in May and June were responsible for the lower margins. The Company expects parts and service margins to improve during the fall harvest. The Company's highest gross margin is derived from its parts and service revenues. The revenue mix between wholegoods sales and parts and service revenues were approximately the same, with wholegoods at approximately 79.3% and 79.8% of total revenues and parts and service revenue at 20.7% and 20.2% of total revenue for the six months ended June 30, 1999 and 2000, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $285,000 to $4,545,370 in the six months ended June 30, 2000 from $4,259,821 for the six months ended June 30, 1999. This increase was primarily the result of approximately $200,000 of auction expenses incurred by the Company in connection with a used equipment auction held in January 2000. The auction was a success in partially decreasing the Company's excess used equipment inventory. However, used equipment inventory is higher than normal because of the continued weak demand for equipment because of weak commodity prices.

SG&A expense as a percentage of total revenues were 13.7% in the six months ended June 30, 2000 compared to 13.2% in the six months ended June 30, 1999. This increase in percentage was primarily the result of higher operating expenses as explained above.

INTEREST EXPENSE/INCOME

         Interest expense increased approximately $156,000 to $524,146 for the six months ended June 30, 2000 from $367,696 for the six months ended June 30, 1999. The increase was due primarily to increased bank financing to support higher levels of Company owned inventory and to meet working capital requirements.

         Interest income decreased approximately $20,000 to $132,471 for the six months ended June 30, 2000 from $152,722 for the six months ended June 30, 1999. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of equipment finance companies and prevailing market conditions. Interest rates continue to remain competitive; however, because of the continued weakness in equipment demand, the Company and the equipment finance companies provided greater availability of discounted interest rates in the six months ended June 30, 2000 compared to the six months ended June 30, 1999, which lowered the amount of interest income earned by the Company.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $21,056,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 180,486 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $40,000 for the six-month period.

NET (LOSS) INCOME

         Net income decreased approximately $477,000 to a net loss of ($219,900) for the six months ended June 30, 2000 from net profit of $256,605 for the six months ended June 30, 1999. This decrease was primarily the result of the decrease in operating income of approximately $563,000, the increase in interest expense of $156,000, and a decrease in interest income of $20,000 and a net decrease in interest income, other income and other expenses of $19,000, which was offset by the decrease in the provision for income taxes of approximately $244,000.

         The loss per share was ($0.06) (both basic and diluted) for the six months ended June 30, 2000 compared to earnings per share of $0.07 (both basic and diluted) for the six months ended June 30, 1999, primarily as the result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company ("EDCO") and Transamerica Distributor Financing ("Transamerica") and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from four to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Agricredit provides financing for new and used equipment using variable market rates of interest based on a defined prime rate.

       The Company annually reviews the terms of its financing arrangements and interest rates with its lenders. As of June 30, 2000 the interest rate charged by Deere for its floor plan financing and wholesale line of credit was a defined prime rate plus 150 basis points and a defined prime rate plus 75 basis points, respectively. In addition, the Company's wholesale credit lines with Agricredit, EDCO and Transamerica are at rates that range from a defined prime rate plus 50 basis points to a defined prime rate plus 150 basis points. As of June 30, 2000 the Company had floor plan payables outstanding of approximately $16,872,000, of which approximately $6,526,000 was then interest bearing.

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

       Cash and cash equivalents decreased to $155,597 at June 30, 2000 from $307,509 at December 31, 1999. During the six months ended June 30, 2000, operations used net cash of $140,286 primarily because of the decrease in floor plan payables of approximately $754,000, an increase in accounts and other receivables of approximately $218,000 and a decrease in accounts payable of $304,000, offset by a decrease in inventory of approximately $1,140,000. The decrease in inventory was primarily due to the decrease in new equipment purchases. Investing activities used cash of $225,578 primarily for capital expenditures. The Company's capital expenditures could increase in the future as it implements its business plan to acquire additional Deere dealerships. However, all acquisitions are subject to the availability of debt or equity financing and Deere approval, of which there can be no assurance in either case.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. Because of the location of the Company's dealer network, there is an overlap in the growing seasons, which has the effect of leveling out quarterly sales and inventory requirements. In 1999, the Company recorded approximately 26% of its sales in each of the first and third quarters and approximately 24% in each of the second and fourth quarters. The Company believes that there will not be a substantial change in seasonality in 2000. However, if the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

SAFE HARBOR STATEMENT
         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 7 of the Company's Form 10-K dated April 14, 2000, filed with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, and government farm programs; legislation relating to agriculture; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the agricultural industry, including manufacturers and retailers; the level of new and used inventories; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquisitions; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At June 30, 2000, approximately 91.6% of the Company's debt obligations (including short and long-term equipment and bank financing) had variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings during the six months ended June 30, 2000 (which average rate was approximately 10.3%), it is estimated that the Company's interest expense for the six months ended June 30, 2000 would have increased by approximately $38,000 resulting in an increase in the Company's net loss and a decrease in after tax cash flow of approximately $25,000. In the event of an adverse change in interest rates, management would likely take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 27, 1999, at the annual meeting of stockholders of the Company the following matters were brought before the stockholders for vote:

                                                                  For                Against              Abstain
                                                                  ---                -------              -------
o        Election of Directors:
                               Paul J. Condit                  3,294,301              3,276                  -
                               John T. Condit                  3,294,301              3,276                  -
                               EA Milo Mattorano               3,296,254              1,562                  -
                               James D. Arnold                 3,296,254              1,562                  -
                               Mickey L. Ray                   3,296,254              1,562                  -

        No other matters were submitted to a vote of the stockholders present.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 2, 2000 the Company and its Chairman, Paul Condit, as well as certain other members of the Condit family who are principal shareholders of the Company, filed a lawsuit in Texas state district court in Gaines County, Texas against Service Invest AS, a Norwegian shareholder, and certain other affiliated shareholders seeking a declaratory judgment related to disputes that have arisen between the parties (Texas Equipment Corporation, Texas Equipment Co., Inc., Paul Condit et al v. Service Invest AS, et al, Case No. 00-05-14040, 106th State District Court, Gaines County, Texas). The defendant shareholders made their principal investments in the Company (then named Marinex Multimedia) in Regulation S offerings in early 1996 before the Company engaged in the September 1996 business combination with Texas Equipment Co. Inc. Texas Equipment Co. Inc. was, prior to the business combination, wholly-owned by members of the Condit family and its John Deere agricultural equipment dealerships have since 1997 represented the Company's only business activities. The defendant shareholders, in discussions with the Company and the Condits in recent months, have contended that certain provisions of the September 1996 business combination agreement require surrender by the Condits of a portion of the shares of the Company they acquired in the business combination. In addition, they contend that guarantee fees paid by the Company to the Condits in the form of stock options for the past several years in consideration of the personal guarantees by the Condits of the Company's indebtedness to John Deere and the Company's bank are not warranted. The Company and the Condits have vigorously disputed such contentions, noting that the defendants' position as to their first claim ignores a provision in the business combination agreement that expressly negates any requirement for a return of shares by the Condits and, as to the second claim, noting that the guarantee fee arrangement represents fair and customary non-cash consideration for substantial personal guarantees required by the Company's creditors which confer a substantial benefit upon the Company and, indirectly, all of its non-guarantor shareholders. As to the first claim, the auditor provided for by the business combination agreement also provided a report and analysis supporting the position of the Company and the Condits and concluding that no return of shares was required. The Company does not expect the litigation to have a material adverse effect upon its operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         27       Financial Data Schedule

(b) Reports on form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2000

                                               TEXAS EQUIPMENT CORPORATION

                                               By: /s/ Paul J. Condit
                                                  -----------------------------
                                                  Paul J. Condit
                                                  President and Chief Executive
                                                  Officer

                                Index of Exhibits
                                -----------------



    Exhibit No.             Description
    -----------       -----------------------

         27           Financial Data Schedule