Form 10-Q
period 2000-09-30
TEXAS EQUIPMENT CORP
filed 2000-11-14
CIK 887996

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _______
         Commission file number 000-21813

                          Texas Equipment Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Nevada                                                   62-1459870
--------------------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

              1305 Hobbs Hwy, Seminole, Texas                                        79360
         ----------------------------------------                                  ----------
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

       The number of shares outstanding of the registrant's Common Stock, as of November 10, 2000 was 3,804,602.

                                     INDEX


                                                                                                                         Page
                                                                                                                         ----
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Financial Statements (Unaudited):
        Consolidated Balance Sheets at September 30, 2000 and December 31, 1999......................................      4
        Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999.................      6
        Consolidated Statements of Operations for the Nine Months Ended September 30, 2000 and 1999..................      7
        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999..................      8
     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations..................     13
     Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................................     19
PART II - OTHER INFORMATION
     Item 1. Legal Proceedings.......................................................................................     20
     Item 6. Exhibits and Reports on Form 8-K........................................................................     20
     Signatures......................................................................................................     21

                         CAUTIONARY STATEMENT REGARDING
                 FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The future results of the Company, including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks or uncertainties.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                     ASSETS

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2000              1999
                                                       -------------      -----------
Current Assets
          Cash and cash equivalents                     $   165,913       $   307,509
          Accounts receivable (less allowance for
              doubtful accounts of $109,564)                375,414           561,958
          Other receivables                               2,194,586         1,127,502
          Inventories                                    25,697,333        27,247,079
                                                        -----------       -----------
               TOTAL CURRENT ASSETS                      28,433,246        29,244,048

PROPERTY AND EQUIPMENT, NET                               5,292,923         5,481,180

FINANCE RECEIVABLES (less allowance for doubtful
     accounts of $200,000)                                  597,364           588,564

RECEIVABLES FROM OFFICER                                    122,863           134,800

GOODWILL, net of accumulated amortization of
       $101,705 in 2000 and $92,170 in 1999                  88,993            98,528

OTHER ASSETS                                                443,494           318,972
                                                        -----------       -----------
TOTAL ASSETS                                            $34,978,883       $35,866,092
                                                        ===========       ===========


                                       4
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                 2000              1999
                                                            -------------     ------------
CURRENT LIABILITIES
       Floor plan payables                                   $17,133,846       $17,625,613
       Notes payable                                           2,416,063         1,749,811
       Accounts payable                                          724,800         1,215,398
       Accrued liabilities                                       424,733           368,763
       Current maturities of
          long-term debt                                         406,806           397,639
                                                             -----------       -----------
TOTAL CURRENT LIABILITIES                                     21,106,248        21,357,224

LONG-TERM DEBT, net of
          current maturities                                   6,955,994         7,353,825

DEFERRED TAX LIABILITY                                           233,074           233,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common stock, $.001 par value; authorized
               50,000,000; issued and outstanding
               3,804,602 in 2000 and 3,607,311 in 1999             3,804             3,607

Paid in capital                                                3,457,096         3,298,647
Retained earnings                                              3,222,667         3,619,715
                                                             -----------       -----------
               TOTAL STOCKHOLDERS' EQUITY                      6,683,567         6,921,969
                                                             -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $34,978,883       $35,866,092
                                                             ===========       ===========




                                       5
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                               2000                1999
                                           ------------        ------------
REVENUES                                   $ 14,943,707        $ 17,089,207

COST OF SALES                                12,890,026          14,723,671
                                           ------------        ------------
GROSS PROFIT                                  2,053,681           2,365,536

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                 2,025,497           2,055,835
                                           ------------        ------------
INCOME FROM OPERATIONS                           28,184             309,701

OTHER INCOME (EXPENSE)
     Interest expense                          (320,815)           (322,513)
     Interest income                             36,626             143,896
     Non-cash guarantee fee                     (20,000)            (15,729)
     Other income                                 3,693             (16,587)
                                           ------------        ------------
(LOSS) INCOME BEFORE TAXES                     (272,312)             98,768

INCOME TAX EXPENSE (BENEFIT)                    (95,165)             37,684
                                           ------------        ------------

NET (LOSS) INCOME                          $   (177,147)       $     61,084
                                           ============        ============

NET (LOSS) INCOME PER SHARE
     Basic                                 $      (0.05)       $       0.02
     Diluted                               $      (0.05)       $       0.02

NUMBER OF SHARES USED IN COMPUTATION
     Basic                                    3,804,602           3,607,311
     Diluted                                  3,804,602           3,630,800



                                       6
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                                2000               1999
                                           ------------        ------------
REVENUES                                   $ 48,012,162        $ 49,428,150
COST OF SALES                                41,347,174          42,174,033
                                           ------------        ------------
GROSS PROFIT                                  6,664,988           7,254,117
SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                 6,570,867           6,315,656
                                           ------------        ------------
INCOME FROM OPERATIONS                           94,121             938,461

OTHER INCOME (EXPENSE)
     Interest expense                          (844,961)           (690,209)
     Interest income                            169,097             296,618
     Non-cash guarantee fee                     (60,000)            (48,311)
     Other income                                40,159              (6,342)
                                           ------------        ------------
(LOSS) INCOME BEFORE TAXES                     (601,584)            490,217

INCOME TAX EXPENSE (BENEFIT)                   (204,537)            172,527
                                           ------------        ------------
NET (LOSS) INCOME                          $   (397,047)       $    317,690
                                           ============        ============

NET (LOSS) INCOME PER SHARE
     Basic                                 $      (0.11)       $       0.09
     Diluted                               $      (0.11)       $       0.09

NUMBER OF SHARES USED IN COMPUTATION
     Basic                                    3,674,275           3,568,492
     Diluted                                  3,674,275           3,591,981





                                       7
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2000               1999
                                                                     -----------        -----------
CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES
       Net (loss) income                                             $  (397,047)       $   317,690
       Adjustment to reconcile net (loss) income to net cash
         (used in) operating activities:
             Amortization & depreciation                                 431,866            401,098
             Guarantee fee - valuation of stock options issued            60,000             48,311
             Interest on convertible note                                 43,123             31,754

       Changes in operating assets and liabilities:
             Accounts and other receivable                              (880,540)        (1,639,287)
             Inventories                                               1,549,746          6,918,595
             Floor plan payable                                         (491,767)        (8,545,250)
             Accounts payable                                           (490,598)           (21,357)
             Accrued liabilities                                          55,970            (66,678)
             Finance receivable                                           (8,800)             1,576
             Other assets                                               (124,522)            49,065
                                                                     -----------        -----------

       NET CASH (USED IN) OPERATING ACTIVITIES                          (252,569)        (2,371,127)
                                                                     -----------        -----------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
          Purchases of land, buildings and equipment                    (298,156)          (159,357)
          Proceeds from sale of land, buildings and equipment             64,082                 --
          Stockholder's receivable                                        11,937             (7,760)
                                                                     -----------        -----------
          NET CASH (USED IN) INVESTING ACTIVITIES                       (222,137)          (167,117)
                                                                     -----------        -----------




                                       8
                  See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                              2000              1999
                                                          -----------        -----------
CASH FLOW PROVIDED BY (USED IN) FINANCING
    ACTIVITIES
          Proceeds from line of credit                    $   666,252        $   691,423
          Proceeds from long-term debt                      1,968,332          7,257,195
          Repayments of long-term debt                     (2,301,474)        (5,424,497)
                                                          -----------        -----------

       NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                          333,110          2,524,121
                                                          -----------        -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (141,596)           (14,123)

CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF THE PERIOD                                   307,509            494,132
                                                          -----------        -----------

CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                            $   165,913        $   480,009
                                                          ===========        ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
          Cash paid during the period for:
             Interest expense                             $   801,837        $   645,732
                                                          ===========        ===========
    Common stock issued related to convertible note       $    98,645        $   104,241
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

         The condensed balance sheets as of September 30, 2000 and December 31, 1999 and the condensed statements of operations for the three months and nine months ended September 30, 2000 and 1999 and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet, statements of operations and statements of cash flows for 1999 to be in conformity with 2000.


2.  INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                                        September 30,          December 31,
                                            2000                   1999
                                        -------------          ------------
        New equipment                   $  9,255,911           $ 10,349,224
        Used equipment                    12,022,844             12,377,229
        Parts and other                    4,418,578              4,520,626
                                        ------------           ------------

                  Total                 $ 25,697,333           $ 27,247,079
                                        ============           ============

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

THREE MONTHS ENDED SEPTEMBER 30, 2000                                                                             Product
                                                                                            Wholegoods            Support
                                                                                           ------------        ------------
Sales and revenues from external customers                                                 $ 10,942,831        $  4,000,876
Depreciation expense                                                                             41,270             100,463
Segment operating (loss) income                                                                (181,063)            482,619
Segment assets:
       Property, plant and equipment                                                            896,967           4,276,610
       Inventory                                                                             21,278,755           4,418,578

THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales and revenues from external customers                                                   12,705,593           4,383,614
Depreciation expense                                                                             45,420              94,802
Segment operating (loss) income                                                                 (34,531)            651,237
Segment assets:
       Property, plant and equipment                                                            930,993           4,438,844
       Inventory                                                                             27,472,092           4,851,027


NINE MONTHS ENDED SEPTEMBER 30, 2000                                                                              Product
                                                                                            Wholegoods            Support
                                                                                           ------------        ------------
Sales and revenues from external customers                                                 $ 37,327,053        $ 10,685,109
Depreciation expense                                                                            121,278             293,974
Segment operating income                                                                        206,955             821,794
Segment assets:
       Property, plant and equipment                                                            896,967           4,276,610
       Inventory                                                                             21,278,755           4,418,578

NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales and revenues from external customers                                                   38,364,080          11,064,070
Depreciation expense                                                                            121,159             278,534
Segment operating income                                                                        746,967           1,198,687
Segment assets:
       Property, plant and equipment                                                            930,993           4,438,844
       Inventory                                                                             27,472,092           4,851,027


OPERATING INCOME                                           Three Months Ended September 30,
                                                           --------------------------------
                                                               2000              1999
                                                           -----------        ------------
Total operating income for reportable segments             $   301,556        $   616,706
Unallocated amounts:
       Administrative expense                                 (273,372)          (307,005)
       Other income                                              3,693            (16,587)
       Interest expense                                       (320,815)          (322,513)
       Interest income                                          36,626            143,896
       Non-cash guarantee fee                                  (20,000)           (15,729)
                                                           -----------        -----------
       Total consolidated (loss) income before taxes       $  (272,312)       $    98,768
                                                           ===========        ===========

OPERATING INCOME                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                               2000              1999
                                                           -----------        -----------
Total operating income for reportable segments             $ 1,028,749        $ 1,945,654
Unallocated amounts:
       Administrative expense                                 (934,628)        (1,007,193)
       Other income                                             40,159             (6,342)
       Interest expense                                       (844,961)          (690,209)
       Interest income                                         169,097            296,618
       Non-cash guarantee fee                                  (60,000)           (48,311)
                                                           -----------        -----------
       Total consolidated (loss) income before taxes       $  (601,584)       $   490,217
                                                           ===========        ===========

4.  LONG-TERM DEBT

         The Company has long-term debt agreements containing various restrictive covenants which, among other matters, require the Company to maintain minimum net worth levels and cash flow requirements, as defined, and place limits on additional indebtedness. The Company did not meet the Cash Flow Coverage Ratio (as defined) at September 30, 2000. The lender agreed to waive the non-compliance as of September 30, 2000 and amended the cash flow requirement through September 30, 2001.

5.  NET (LOSS) INCOME PER SHARE

         The following summarizes the computation of weighted average shares outstanding and the net income (loss) per share for the nine months ended September 30:

                                                             2000               1999
                                                         -----------        -----------
Net (loss) income available to common shareholders       $  (397,047)       $   317,690
Weighted average number of common shares
   outstanding - basic ...............................     3,674,275          3,568,492
Dilutive effect of convertible debt and options ......            --             23,489
Common and potential common shares outstanding
   diluted ...........................................     3,674,275          3,591,981
Basic and dilutive net (loss) income per share .......   $     (0.11)       $      0.09

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Revenues decreased approximately $2,145,500 or 12.6%, to $14,943,707 for the third quarter of 2000 from $17,089,207 for the third quarter of 1999.

Wholegoods sales decreased approximately $1,762,762 or 13.9%, to $10,942,831 for the third quarter of 2000 from $12,705,593 for the third quarter of 1999. A decrease in new tractor and harvest equipment sales was primarily responsible for the decrease in new equipment sales of approximately $1,254,000, or 15.8%. Used equipment sales decreased approximately 10.7%, or $509,000. Weak commodity prices and severe drought conditions in the Company's market area during the third quarter was the major contributor to the decreased equipment sales. Weak commodity prices continue to suppress new and used equipment sales when compared to the sales levels in 1998. This trend, which began in 1999, is expected to continue throughout fiscal year 2000.

         Parts and service revenue decreased approximately $383,000 or 8.7%, to $4,000,876 for the third quarter of 2000 from $4,383,614 for the third quarter of 1999. Drought conditions and a significantly lower corn harvest in the Northern Panhandle of West Texas were the main contributors to lower parts and service sales in the third quarter of 2000. In addition, low commodity prices continue to have a significant effect on parts and service revenues. This condition is expected to continue through the remainder of 2000.


GROSS PROFIT

         Gross profit decreased by $312,000 or 13.2% to $2,053,681 from $2,365,536 for the third quarter of 2000. Wholegoods gross margins (gross profit as a percentage of total revenues) decreased from 7.4% to 5.4%. This decrease in gross margin percentage, as well as the decrease in wholegoods sales, resulted in a decrease in gross profit of $180,000. Price pressures due to low commodity prices and the drought in the third quarter of this fiscal year were primarily responsible for lower margins on equipment sales. Gross profit from parts and service sales decreased by approximately $131,000. This decrease was due to the decrease in parts and service sales. Parts and service gross margins remained approximately the same at 36.3% for the three months ended September 30, 1999 and 36.4% for the three months ended September 30, 2000. The Company's highest gross margin is derived from its parts and service revenues. For these periods the revenue mix between wholegoods sales and parts and service revenues were approximately the same with wholegoods at approximately 74.3% and 73.2% of total revenues and parts and service revenue at 25.7% and 26.8% of total revenue in the third quarters of 1999 and 2000, respectively.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expenses of $2,025,497 for the third quarter of 2000 were relatively the same as the $2,055,835 for the third quarter of 1999. SG&A expense as a percentage of total revenues was 13.6% in the third quarter of 2000 compared to 12% in the third quarter of 1999.


INTEREST EXPENSE/INCOME

         Interest expense remained approximately the same at $320,815 for the third quarter of 2000 and $322,513 for the third quarter of 1999.

         Interest income decreased to $36,626 for the third quarter of 2000 from $143,896 for the third quarter of 1999. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of equipment finance companies and prevailing market conditions. Interest rates continue to remain competitive; however, because of the continued weakness in equipment demand, the Company and the equipment finance companies provided greater availability of discounted interest rates in the three months ended September 30, 2000 compared to the three months ended September 30, 1999, which lowered the amount of interest income earned by the Company. In addition, because of a change in the Agricredit customer financing program, the Company received a one time payment of deferred interest income of $50,000 in the third quarter of 1999.


NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $21,379,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 91,622 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $20,000 for the three-month period.


NET (LOSS) INCOME

         Net income decreased approximately $238,000 to a net loss of ($177,147) for the third quarter of 2000 from net profit of $61,084 for the third quarter of 1999. This decrease was primarily the result of the decrease in operating income of approximately $282,000, and the net decrease in interest income, other income and other expense of approximately $89,000, which was offset by the decrease in the provision for income taxes of approximately $133,000.

         The loss per share was ($0.05) (both basic and diluted) for the third quarter of 2000 compared to earnings per share of $0.02 (both basic and diluted) for the third quarter of 1999, primarily as the result of the reasons described above.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999


REVENUES

         Revenues decreased approximately $1,416,000 or 2.9%, to $48,012,162 for the nine months ended September 30, 2000 from $49,428,150 for the nine months ended September 30, 1999.

Wholegoods sales decreased approximately $1,037,000 or 2.7%, to $37,327,053 for the nine months ended September 30, 2000 from $38,364,080 for the nine months ended September 30, 1999. An increase in new tractor and harvest equipment sales was primarily responsible for the increase in new equipment sales of approximately $1,027,894 or 4.68%. Used equipment sales decreased approximately 12.6%, or $2,065,000 primarily because of the decrease in used harvest equipment sales. Weak commodity prices continue to suppress new and used equipment sales when compared with equipment sales levels in 1998. This trend, which began in 1999, is expected to continue throughout fiscal year 2000.

         Parts and service revenue decreased approximately $379,000 or 3.4%, to $10,685,109 for the nine months ended September 30, 2000 from $11,064,070 for the nine months ended September 30, 1999. Low commodity prices continue to suppress parts and service revenues.


GROSS PROFIT

         Gross profit decreased approximately $589,000 to $6,664,988 for the nine months ended September 30, 2000 from $7,254,117 for the nine months ended September 30, 1999. Wholegoods gross margin (gross profit as a percentage of total revenues) decreased from 7.7% to 7.3%. This decrease in gross margin percentage, resulted in a decrease in gross profit of $242,000. Price pressures due to low commodity prices were responsible for lower margins on equipment sales. Gross profit from parts and service sales decreased by approximately $348,000. This decrease was due to lower gross margins from parts and service sales, which decreased from 38.7% for the nine months ended September 30, 1999 to 36.9% for the nine months ended September 30, 2000. Price pressures due to lower commodity prices, a weak winter wheat harvest in May and June, and a weak corn harvest in August and September were responsible for the lower margins. The Company's highest gross margin is derived from its parts and service revenues. The revenue mix between wholegoods sales and parts and service revenues were approximately the same, with wholegoods at approximately 77.6% and 77.7% of total revenues and parts and service revenue at 22.4% and 22.3% of total revenue for the nine months ended September 30, 1999 and 2000, respectively.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expense increased approximately $255,000 to $6,570,867 in the nine months ended September 30, 2000 from $6,315,656 for the nine months ended September 30, 1999. This increase was primarily the result of approximately $200,000 of auction expenses incurred by the Company in connection with a used equipment auction held in January 2000. The auction was a success in partially decreasing the Company's excess used equipment inventory. However, used equipment inventory is higher than normal because of the continued weak demand for equipment because of weak commodity prices.

SG&A expense as a percentage of total revenues were 13.7% in the nine months ended September 30, 2000 compared to 12.8% in the nine months ended September 30, 1999. This increase in percentage was primarily the result of higher operating expenses as explained above and lower sales.


INTEREST EXPENSE/INCOME

         Interest expense increased approximately $155,000 to $844,961 for the nine months ended September 30, 2000 from $690,209 for the nine months ended September 30, 1999. The increase was due primarily to increased bank financing to support higher levels of Company owned inventory and to meet working capital requirements.

         Interest income decreased approximately $128,000 to $169,097 for the nine months ended September 30, 2000 from $296,618 for the nine months ended September 30, 1999. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of equipment finance companies and prevailing market conditions. Interest rates continue to remain competitive; however, because of the continued weakness in equipment demand, the Company and the equipment finance companies provided greater availability of discounted interest rates in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, which lowered the amount of interest income earned by the Company.


NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $21,379,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 274,867 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $60,000 for the nine-month period.

NET (LOSS) INCOME

         Net income decreased approximately $715,000 to a net loss of ($397,047) for the nine months ended September 30, 2000 from net profit of $317,690 for the nine months ended September 30, 1999. This decrease was primarily the result of the decrease in operating income of approximately $844,000, the increase in interest expense of $155,000, a decrease in interest income of $128,000 and a net increase in interest income, other income and other expenses of $35,000, which was offset by the decrease in the provision for income taxes of approximately $377,000.

         The loss per share was ($0.11) (both basic and diluted) for the nine months ended September 30, 2000 compared to earnings per share of $0.09 (both basic and diluted) for the nine months ended September 30, 1999, primarily as the result of the reasons described above.


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

       The Company annually reviews the terms of its financing arrangements and interest rates with its lenders. As of September 30, 2000 the interest rate charged by Deere for its floor plan financing and wholesale line of credit was a defined prime rate plus 150 basis points and a defined prime rate plus 75 basis points, respectively. In addition, the Company's wholesale credit lines with Agricredit, EDCO and Transamerica are at rates that range from a defined prime rate plus 50 basis points to a defined prime rate plus 150 basis points. As of September 30, 2000 the Company had floor plan payables outstanding of approximately $17,134,000, of which approximately $7,484,000 was then interest bearing.

       On July 2, 1999 the Company received a $4,930,000 long-term loan at a defined prime rate plus 150 basis points from a lender. The loan is collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures. The proceeds were used to refinance $3,843,740 of existing debt, provided $840,400 in working capital and $245,860 in loan fees. In addition to this loan, the lender provides the Company with two lines of credit for a total of $2,500,000 at a defined prime rate plus 50 basis points, collateralized by trade accounts receivable, Company owned equipment inventory and substantially all of the Company's land, buildings, service equipment and furniture and fixtures. This loan agreement contains various restrictive covenants which, among other matters, require the Company to maintain minimum net worth levels and cash flow requirements, as defined, and place limits on additional indebtedness. The Company did not meet the Cash Flow Coverage Ratio (as defined) at September 30, 2000. The lender agreed to waive the non-compliance as of September 30, 2000 and amended the cash flow requirement through September 30, 2001.

       Cash and cash equivalents decreased to $165,913 at September 30, 2000 from $307,509 at December 31, 1999. During the nine months ended September 30, 2000, operations used net cash of $252,569 primarily because of the decrease in floor plan payables of approximately $492,000, an increase in accounts and other receivables of approximately $881,000 and a decrease in accounts payable of $491,000, offset by a decrease in inventory of approximately $1,550,000. The decrease in inventory was primarily due to the decrease in new equipment purchases. Investing activities used cash of $222,137 primarily for capital expenditures, which is not expected to increase significantly.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At September 30, 2000, approximately 92.1% of the Company's debt obligations (including short and long-term equipment and bank financing) had variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings during the nine months ended September 30, 2000 (which average rate was approximately 10.1%), it is estimated that the Company's interest expense for the nine months ended September 30, 2000 would have increased by approximately $56,000 resulting in an increase in the Company's net loss and a decrease in after tax cash flow of approximately $37,000. In the event of an adverse change in interest rates, management would attempt to take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

On May 2, 2000 the Company and its Chairman, Paul Condit, as well as certain other members of the Condit family who are principal shareholders of the Company, filed a lawsuit in Texas state district court in Gaines County, Texas against Service Invest AS, a Norwegian shareholder, and certain other affiliated shareholders seeking a declaratory judgment related to disputes that have arisen between the parties (Texas Equipment Corporation, Texas Equipment Co., Inc., Paul Condit et al v. Service Invest AS, et al, Case No. 00-05-14040, 106th State District Court, Gaines County, Texas). There have been no material developments with respect to this litigation during the Quarter ended September 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits

        27       Financial Data Schedule

(b) Reports on form 8-K

        Form 8-K, Change in Auditors, filed October 1, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2000

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