Form 10-K405
period 2000-12-31
TEXAS EQUIPMENT CORP
filed 2001-04-11
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2000 or

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    -------

         Commission file number 000-21813
                                ---------

                                         Texas Equipment Corporation
-----------------------------------------------------------------------------------------------------------
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

                               Title of each class
                          -----------------------------
                          Common Stock, $.001 par value

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

Yes  X     No
    ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2001, was approximately $263,000 (for purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the Common Stock of the registrant have been deemed affiliates).

     The number of shares outstanding of the registrant's Common Stock, as of March 15, 2001, was 3,804,602.

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

ITEM 1. BUSINESS.

     Unless the context otherwise indicates, the "Company" refers to TEC and its wholly owned subsidiary, Texas Equipment Corporation ("TECI"), and TECI's wholly owned subsidiary, New Mexico Implement Company, Inc. ("NMIC").

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

     Deere, a leading manufacturer and supplier of agricultural equipment in the United States, is the primary supplier of the equipment and parts sold by the Company. Sales of new Deere equipment by the Company accounted for approximately 82% of the Company's new equipment sales in 2000. No other supplier accounted for more than 2% of the Company's new equipment sales in 2000. The Company expects that Deere products will continue to account for the majority of its new agricultural equipment sales. The Company's stores also offer complementary equipment from other suppliers and used equipment as part of its wholegoods business segment. As part of its product support business segment, the Company offers new and used parts, equipment rental and repair service, and other related products and services. Financial information concerning the Company's wholegoods and product support business segments is incorporated herein by reference from Note 4 of the Notes to Consolidated Financial Statements.

INDUSTRY OVERVIEW

     According to industry sources, the United States retail sales of new agricultural equipment in calendar 2000 increased to approximately $8.7 billion compared to $8.0 billion in 1999 and $10.6 billion in 1998. Deere is the leading supplier of agricultural equipment in the United States. Deere's market share in 1999 and 2000 was approximately 47% in both years.

     Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations, which define a trade area. Currently, Deere has in excess of 1,600 agricultural dealer locations in the United States.

LIQUIDITY

     Since 1998 the agricultural industry has experienced a prolonged downturn, especially in the geographic areas in which the Company does business. Commodity prices have decreased substantially across all major production crops, which has had, and will continue to have a significant effect on agricultural equipment sales. Improvement in commodity prices is not expected to occur until the 2002 harvest season. As a result, the Company recorded significant losses in 1999 and 2000. Because of these losses, the Company has been unable to generate sufficient cash flow to meet its obligations with its bank and John Deere. Currently the Company is in default under its bank and dealership agreements. If the Company is unable to obtain equity funding, or negotiate a change in its dealership agreement with Deere, the Dealership agreement may be terminated. In addition, the Company is currently negotiating with its bank to restructure its loans. The Company believes that its bank loan and Deere dealership agreements will be restructured; however, if the Company is unable to successfully renegotiate its loans and dealership agreements, the Company may be unable to sustain its operations. There is no assurance that the Company will be able to obtain financing or successfully renegotiate its agreements with John Deere and its bank.

AUDITORS' REPORT

     The Company's audit report includes an explanatory paragraph in the auditor's opinion with respect to the Company's consolidated financial statements at December 31, 2000. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing and the need to restructure our dealership and bank agreements raise substantial doubts about the Company's ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

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

PURSUING ADDITIONAL ACQUISITIONS

     The Company, because of its inability to raise equity funding and the significant losses incurred in 1999 and 2000, has discontinued its acquisition strategy for the foreseeable future.

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

WHOLEGOODS

     With its eight Deere agricultural equipment stores located in West Texas and Eastern New Mexico, the Company is one of the largest Deere retail agricultural equipment dealer networks in the United States in total revenues and accounted for approximately 1% percent, or $44.1 million of Deere's North American agricultural wholegoods and parts sales of approximately $4.3 billion in 2000. According to industry usage, "wholegoods" represents agricultural machinery that can be sold either as an individual item or as part of a series of machines to perform certain farming operations.

     The Company is a full-service supplier to farmers, offering a broad range of farm equipment and related products. The Company's customers primarily farm cotton and peanuts in the Southern Panhandle, corn, soybeans, wheat, sugar beets, and potatoes in the Northern Panhandle, and cotton and alfalfa in Eastern New Mexico and Tornillo, Texas. As a result of the customer mix and Deere's product offerings, the Company's core products include grain and peanut combines, cotton pickers and strippers, tractors, planting equipment and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as consumer and commercial equipment. The sale of new and used Deere agricultural equipment is the primary focus of the Company and accounted for approximately 82% and 86% of the Company's new and used equipment sales in 2000 and 1999, respectively. The Company, according to local market demand, also offers a variety of other new and used wholegoods lines, which complement the Deere products and account for the remaining wholegoods sales of the Company.

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

PARTS AND SERVICE

     The Company's retail agricultural equipment stores offer a broad range of replacement parts and fully equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service will be increasingly important to its ability to attract and retain customers for its agricultural equipment operations. Each store includes four to six service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs (other than engine and transmission overhauls) of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional in-store training conducted by the Company.

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

DEERE AGRICULTURAL DEALER AGREEMENTS

     The Company has non-exclusive dealer agreements with Deere for each of its Deere agricultural equipment stores, each of which authorizes the Company to act as a dealer in Deere agricultural equipment (the "Agricultural Dealer Agreements") at a specific authorized store location. The Company is not required to pay a royalty fee under the Agricultural Dealer Agreements. Rather, the Company agrees to stock, sell at retail and service Deere equipment in its defined market area. The Company's areas of responsibility for the sale of Deere agricultural equipment are in West Texas, the Texas Panhandle and Eastern New Mexico. The Agricultural Dealer Agreements continue until terminated by Deere upon a violation by the Company of the provisions contained therein and in certain other circumstances described herein, although Deere may require the execution of a new Agricultural Dealer Agreement at any time upon 30-day notice. Any termination or non-renewal of the Dealership Agreements must be done by Deere in accordance with state legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. Applicable Texas laws provide that termination or non-renewal of a dealership agreement may not be done by a manufacturer without cause. The Company has consistently had its Agricultural Dealer Agreements renewed and the Company anticipates obtaining renewals in the future. However, no assurances can be given that such renewals will be obtained.

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

     The prior consent of Deere is required for the opening of any Deere store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. In addition to termination for defaults under the Agricultural Dealer Agreement, Deere may immediately cancel the Agricultural Dealer Agreement by giving notice to the Company at any time after the occurrence of any of the following: (i) death of Mr. Paul J. Condit or a major shareholder unless an ownership succession plan has been approved by Deere and certain other conditions are satisfied; (ii) change of control, as defined, without the prior written consent of Deere; (iii) closeout or sale of a substantial part of the Company's business, the commencement of dissolution or liquidation proceedings with respect to the Company, or a change, without the prior written approval of Deere, in the location of the dealership's principal place of business under the agreement; (iv) default by the Company under any chattel mortgage or other security agreement between Deere and the Company; and
(v) revocation or discontinuance of any guaranty of the Company's present or future obligations to Deere.

     Under a 1998 agreement amending the terms of its dealership agreement with Deere, the Company is required to maintain an equity-to-asset ratio, as defined, of at least 30% at all times on and after December 31, 2000. Without Deere's prior written consent, the Company is also prohibited from making Deere agricultural dealership acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-assets ratio is below 30%, or if such ratio would fall below 30% as a result of such action. If such ratio falls below 25%, Deere may elect to terminate the dealer agreements with one year's advance written notice, although the Company has 180 days to cure. As of December 31, 2000, the Company's equity-to-asset ratio was approximately 13%. Subsequent to the August 1998 date of such agreement, Deere waived compliance with the equity-to-asset ratio until December 31, 2000 and approved the Company's acquisition of the Amarillo dealership. The Company is currently negotiating with Deere to continue to waive compliance with the equity-to-asset ratio until December 2002. However, there is no assurance that Deere will grant the Company a waiver.

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

     Deere and Deere Credit offer new equipment floor plan financing to Deere dealers for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Deere charges variable market rates of interest at or over the prime rate on balances outstanding after any interest-free periods and retains a security interest in the inventories, which it inspects periodically. The interest-free periods, which Deere changes periodically, are currently four to twelve months. The interest rates for new Deere equipment at year-end ranged from prime plus 50 basis points, or 10%, to prime plus 300 basis points, or 12.50%, depending upon the length of time the Company has the new equipment. Generally, the Company is not required to pay for new equipment until it is sold.

     Deere also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment. The used equipment floor plan rate charged by Deere is currently prime plus 150 or 300 basis points, which is determined by the type of equipment financed. At December 31, 2000 the applicable interest rates ranged from 11.00% to 12.50%. To the extent available, after the interest-free period under the Deere used equipment floor plan, the Company may shift its financing to its Deere Credit wholesale line of credit. However, in February 2001, because of the Company's inability to pay its obligations to Deere on a timely basis, Deere has suspended the Company's wholesale line of credit. As a result, the Company will only be able to shift its floor plan equipment to the wholesale line of credit as the balance owed is decreased. Deere classifies unpaid floor plan items as past due. The interest rates on the outstanding balance of the wholesale line of credit are a defined prime rate plus 50 or 75 basis points, which is determined by the type of equipment financed. At December 31, 2000 the applicable interest rates ranged from 10% to 10.25%.

     The Company finances equipment from manufacturers other than Deere through its lines of credit, which total $3.2 million, at three other finance companies:
Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company ("EDCO") and Transamerica Distributor Financing ("Transamerica"). The Company has financing available through floor plan financing programs for equipment from manufacturers other than Deere, which may be financed by such manufacturers themselves or through third party lenders, depending on which option provides the Company with the most favorable terms. These agreements provided for interest at the rate of prime plus 150 basis points, or 11%, and the Company's Transamerica line of credit provided for interest at the rate of prime plus 100 basis points, or 10.5%.

CUSTOMER FINANCING OPTIONS

     Financing options for customer purchases support the sales activities of the Company. Significant financing sources for purchases by the Company's customers are through programs offered by Deere and Agricredit. Generally, the Company grants extended payment terms to only a few of its customers, who could not qualify for the above financing.

     Deere's credit subsidiaries provide and administer financing for retail purchases and leases of new and used equipment, primarily through Deere Credit. Under Deere's retail financing plan the security interest is retained by Deere Credit in the equipment financed. A small portion of the customer financing provided by Deere is recourse to the Company. Deere retains a finance reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed under the Company's two dealer accounts until the finance reserve reaches the lesser of 3% of the total dollar amount of contracts outstanding or $600,000 for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its finance reserve. The Company's liability is capped at the amount of the finance reserve for each dealer account, which, as of December 31, 2000, was approximately $251,000 and $376,000 for its two finance reserve accounts.

     Under Deere's equipment leasing plan the security interest is retained by Deere Credit in the equipment leased. A small portion of the customer lease provided by Deere is recourse to the Company. Deere retains a lease reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each lease contract under the Company's two dealer lease accounts until the lease reserve reaches 3% of the total dollar amount of lease contracts outstanding for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its lease reserve. The Company's liability is capped at the amount of the lease reserve for each dealer account, which at December 31, 2000 both accounts were approximately $9,000.

     Deere Credit reviews the reserve account balances with the Company annually and, if the reserve balances exceed the minimum requirements, Deere pays the difference to the Company.

     Agricredit, through an agreement with the Company established in September 1997, also provides financing to the Company's customers. The financing provided under the agreement by Agricredit to its customers is non-recourse to the Company. Prior to September 1997 a portion of the customer financing provided by Agricredit was recourse to the Company. The Company's liability is limited to the portion withheld by Agricredit, which was approximately $50,000 at December 31, 2000.

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

EMPLOYEES

     As of December 31, 2000, the Company employed 128 persons: 29 in sales; 62 in service; 24 in parts; and 13 in corporate and store administration. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with employees to be satisfactory.

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


*    In square feet

     The Company owns all of its store locations that are subject to a bank term loan and line of credit totalling approximately $7.3 million at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS.

On May 2, 2000 the Company and its Chairman, Paul Condit, as well as certain other members of the Condit family who are principal stockholders of the Company, filed a lawsuit in Texas state district court in Gaines County, Texas against Service Invest AS, a Norwegian shareholder, and certain other affiliated shareholders seeking a declaratory judgment related to disputes that have arisen between the parties (Texas Equipment Corporation, Texas Equipment Co., Inc., Paul Condit et al v. Service Invest AS, et al, Case No. 00-05-14040, 106th State District Court, Gaines County, Texas). The defendant shareholders made their principal investments in the Company (then named Marinex Multimedia) in Regulation S offerings in early 1996 before the Company engaged in the September 1996 business combination with Texas Equipment Co. Inc. Texas Equipment Co. Inc. was, prior to the business combination, wholly-owned by members of the Condit family and its John Deere agricultural equipment dealerships have since 1997 represented the Company's only business activities. The defendant shareholders, in discussions with the Company and the Condits, have contended that certain provisions of the September 1996 business combination agreement require surrender by the Condits of a portion of the shares of the Company they acquired in the business combination. In addition, they contend that guarantee fees paid by the Company to the Condits in the form of stock options for the past several years in consideration of the personal guarantees by the Condits of the Company's indebtedness to John Deere and the Company's bank are not warranted. The Company and the Condits have vigorously disputed such contentions, noting that the defendants' position as to their first claim ignores a provision in the business combination agreement that expressly negates any requirement for a return of shares by the Condits and, as to the second claim, noting that the guarantee fee arrangement represents fair and customary non-cash consideration for substantial personal guarantees required by the Company's creditors which confer a substantial benefit upon the Company and, indirectly, all of its non-guarantor shareholders. As to the first claim, the auditor provided for by the business combination agreement also provided a report and analysis supporting the position of the Company and the Condits and concluding that no return of shares was required. The Company does not expect the litigation to have a material adverse effect upon its operations or financial condition. There have been no material developments with respect to this litigation since the lawsuit was filed in May 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the fourth quarter of the 2000 fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to the date hereof, there has been a limited and sporadic trading market for the Company's Common Stock, which presently trades on the NASD Bulletin Board under the symbol "TEXQ." After its initial public offering in 1993, there was very little trading until the first quarter of 1996. On September 7, 1999 the Company implemented a 7-for-1 reverse stock split. The historical share and per share data included in this Report of Form 10-K has been adjusted to give effect to this reverse split. According to information furnished by the National Quotation Bureau, the high and low bid and high and low asked quotations for each quarter during the 1999 and 2000 fiscal years are as follows:

                                    Bid                      Asked
                              -------------------------------------------
1999                          High         Low          High         Low
                              ----         ---          ----         ---
March 31                      2.63         1.31         3.06         1.75
June 30                       3.28         1.53         3.50         1.75
September 30                  1.75         1.31         2.63         1.50
December 31                   1.38         0.44         2.25         0.50
2000
March 31                      0.44         0.44         0.63         0.50
June 30                       0.63         0.44         0.63         0.50
September 30                  0.75         0.38         1.38         0.63
December 31                   0.38         0.16         0.72         0.22

     These market quotations represent inter-dealer prices, without retail markup, mark down or commission and do not necessarily represent actual transactions. As of March 15, 2001, there were approximately 730 holders of record of the Company's Common Stock. During the 1999 and 2000 fiscal years the Company has not paid any dividends or redeemed, repurchased or otherwise retired any of its Common Stock and would currently be prohibited from paying cash dividends under the terms of its lines of credit and Deere dealership agreements. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                     Year Ended December 31,
                                  --------------------------------------------------------------------------------------
                                      2000               1999               1998              1997              1996(1)
                                  ------------       ------------       ------------      ------------      ------------
Net Sales                         $ 57,648,203       $ 63,220,272       $ 67,998,233      $ 58,366,746      $ 28,094,196
Gross Profit                         7,077,351          8,705,144         10,464,665         7,825,628         4,092,807
Net (Loss) Income From
   Continuing Operations            (2,988,024)        (1,231,019)           952,635           815,370           883,155
Net (Loss) Income Per Share
   From Continuing Operation             (0.81)             (0.34)              0.27              0.23              0.35
Net (Loss) Income                   (2,988,024)        (1,231,019)           952,635           274,972           736,351
Net (Loss) Income Per Share              (0.81)             (0.34)              0.27              0.08              0.28
Total Assets                        31,846,035         35,866,092         47,845,617        28,528,585        11,612,258
Long-term Debt                       1,276,954          7,353,825          4,665,409         3,796,689         1,005,762
Dividends                                 0.00               0.00               0.00              0.00              0.00


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

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. In 1999 and 2000, because of the downturn in the agricultural equipment markets, relative quarterly sales and inventory requirements have changed significantly from patterns prevailing in prior years. See "Seasonality"

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional retail locations and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements with Deere, Deere Credit, Agricredit, EDCO,

Transamerica and commercial banks. Floor Plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed.

         Deere and Deere Credit offer floor plan financing to the Company and other Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are generally four to twelve months. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. Beginning in February 2001, Deere has suspended the normal terms on its wholesale line of credit and parts purchases programs to the Company.

         Since 1998 the agricultural industry has experienced a prolonged downturn. Commodity prices have decreased substantially across all major production crops, which has had, and will continue to have a significant effect on agricultural equipment sales. Improvement in commodity prices is not expected to occur until the 2002 harvest season. As a result, the Company recorded significant losses in 1999 and 2000, and because of these losses the Company has been unable to generate sufficient cash flow to meet its obligation with its bank and John Deere.

         Under its dealership agreement with John Deere the Company did not meet the minimum equity requirement, as defined, as of December 31, 2000. If the Company is unable to obtain equity funding, or negotiate a change in its dealership agreement with Deere, the Dealership agreement may be terminated. As a result of the default under the dealership agreement Deere has suspended normal terms on its parts purchase programs to the Company beginning December 2000. The Company is now required to pay for parts on a bi-weekly basis. In addition, beginning in February 2001, Deere has suspended its wholesale line of credit to the Company, which has reduced the Company's ability to finance used equipment. The Company believes that the Deere dealership agreements will be restructured to allow for the removal of these restrictions.

         The Company did not meet the required cash flow coverage ratio and minimum equity, as defined in its term loan agreement with its bank as of December 31, 2000. The Company is currently negotiating with its bank to restructure its loans. The Company believes that its bank loan will be restructured; however, if the Company is unable to successfully restructure its loans or obtain equity funding, the Company may have to consider the sale of some or all of its store locations. There is no assurance that the Company will be able to obtain financing or successfully renegotiate its agreements with John Deere and its bank.


RESULTS OF OPERATIONS

2000 Compared to 1999

REVENUES

         Revenues decreased approximately $5,572,000, or 8.8%, to $57,648,203 for 2000 from $63,220,272 for 1999.

         The sale of wholegoods decreased approximately $4,308,000, or 8.9%, to $44,149,679 for 2000 from $48,457,473 for 1999. This decrease was primarily due to a $4,569,000 decrease in used equipment sales while new equipment sales remained relatively flat with an increase of approximately $262,000. The decrease in used equipment sales is the direct result of the continued weakness in commodity prices. In addition, used equipment prices were affected by aggressive discounts on new equipment offered by the equipment manufacturers and severe drought in 2000 that affected the equipment demand from the Company's customers that farm non-irrigated land. New equipment sales remained flat primarily because of the aggressive discounts offered by the equipment manufacturers. The agricultural equipment markets in 1999 and 2000 were affected by historically low commodity prices for corn, soybean, wheat, peanuts and cotton. Weak worldwide demand and better than average crop production in the last few years are the primary reasons for these historically low commodity prices.

         Parts and service revenue decreased approximately $1,264,000, or 8.6%, to $13,498,524 for 2000 from $14,762,797 for 1999. This decrease was directly related to the prolonged downturn in the agricultural industry because of weak commodity prices, which began in 1998 and progressively worsened in 1999 and 2000. As a result, the Company's customers have been forced to curtail parts and service purchases. This trend is expected to continue in 2001. In addition, the Company may experience the loss of, or further reduction in parts and service sales because in December 2000 Deere stopped extending the Company financing terms for parts purchases.

GROSS MARGINS

Gross profit decreased approximately $1,628,000, or 18.7%, to $7,077,351 for 2000 from $8,705,144 for 1999. The decrease in used equipment sales, parts and service revenue and significantly lower margins on used equipment, which includes a $700,000 for losses sustained as a result of fluctuations in market demand, accounted for this decrease in gross profit.

Gross profit as a percentage of total revenues decreased to 12.3% in 2000 from 13.8% in 1999. The Company's highest gross margins are derived from its parts and service revenues. For these periods the decline in gross profit percentage was attributable to the decrease in wholegoods gross margins, including a write-down of used equipment values, to 5.4% from 6.7 % and the decrease in parts margins to 26.3% from 29.1%. The revenue mix between wholegoods sales and parts and service revenue remained flat with parts and service revenue as a percentage of total revenue at 23.4% in 2000 and 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expense as a percentage of total revenues increased from 14.5% for 1999 to 15.4% for 2000. This increase is due primarily to the decrease in sales of $5,572,000 without a corresponding decrease in operating expenses.

         Selling, general, and administrative expense decreased approximately $271,000, to $8,873,240 for 2000 from $9,144,727 for 1999. This decrease in operating expenses was the result of lower parts department operating expenses of approximately $49,000 and lower service department operating expenses of approximately $109,000. Parts and service operating costs decreased because of lower revenues and cost reductions that were implemented throughout 2000. Selling and setup operating expenses decreased approximately $43,000, which was primarily the result of the decrease in sales. Corporate administrative expenses decreased $168,000 as the result of cost reductions in personnel and investor relation expenses.

INTEREST EXPENSE

         Interest expense increased approximately $550,000 to $2,045,919 in 2000 from $1,495,534 in 1999. The increase was due primarily to the increased levels of bank and floor plan financing because of higher Company owned inventory levels, working capital loans and higher interest rates.

INTEREST INCOME

         Interest income decreased approximately $84,000 to $273,780 in 2000 from $357,493 in 1999. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In 2000 interest rates continued to be competitive; however, because of the decrease in used equipment sales, which typically do not have discounted interest rates, less interest income was earned in 2000 compared to 1999. In addition, because of a change in the Agricredit financing program, the Company received a one-time payment of previously deferred interest income of $50,000 in 1999.

NON-CASH GUARANTEE FEE

         The non-cash guarantee fee was $68,509 in 2000 and $107,098 in 1999. This fee is recorded in connection with the personal guarantee by three major stockholders and one executive officer of the Company of approximately $14.4 million of accounts payable to Deere, and of a $7.3 million bank credit facility. Guarantee fees related to such arrangements were paid in the form of five-year options to acquire 459,373 shares of the Company's Common Stock in 1999 and 370,332 shares of the Company's Common Stock in 2000 with an option price of $3.50.

NET LOSS

         Net loss increased approximately $1,757,000 to a net loss of $2,988,024 in 2000 from a net loss in 1999 of $1,231,019. This decrease was primarily the result of the decrease in revenues and the related decrease in gross profit of approximately $1,628,000.

         The loss per share in 2000 was $0.81, both basic and diluted, compared to the loss per share in 1999 of $0.34, both basic and diluted, as a result of the reasons described above.


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

         The sale of wholegoods decreased approximately $5,872,000, or 11%, to $48,457,473 for 1999 from $54,329,666 for 1998. Wholegoods sales from acquired stores contributed approximately $5,733,000. Comparable store wholegoods sales decreased approximately $11,605,000, which was the result of a $16,980,000, or 44%, decrease in new equipment sales, partially offset by a $5,375,000, or 44% increase in used equipment sales. The decrease in comparable store new equipment sales was due primarily to the decrease in the sale of new harvest equipment, primarily grain and peanut combines, as well as new tractor sales and to a lesser extent, various other seasonal equipment, when compared to new equipment sales in 1998. The increase in used equipment sales was the direct result of lower new equipment sales. The agricultural equipment markets were affected by historically low commodity prices for corn, soybean, wheat, peanuts and cotton in 1999. Weak worldwide demand and better than average crop production in the last few years are the primary reasons for these historically low commodity prices.

         Parts and service revenue increased approximately $1,094,000, or 8%, to $14,762,797 for 1999 from $13,668,567 for 1998. The contribution of parts sales and service revenues from acquired stores of approximately $2,044,000 was offset by a decrease of approximately $949,000 in comparable store parts sales and service revenues. This decrease was directly related to the drought-related downturn in the agricultural industry at the end of 1998 and the effect of weak commodity prices, which began in 1998 and have continued to remain weak throughout 1999. As a result, the Company's customers were forced to delay their field preparation work until the end of the first quarter, which resulted in lower than expected parts sales and service revenues during the first three months of 1999. Parts and service sales were stronger in the final three quarters of 1999 compared to the first quarter of 1999, but the increase was not sufficient to replace the lost revenue in the first quarter.

GROSS MARGINS

Gross profit decreased approximately $1,760,000, or 16.8%, to $8,705,144 for 1999 from $10,464,665 for 1998. The decrease in comparable store new equipment sales, parts and service revenue and lower margins on used equipment, which includes $667,000 for losses sustained on inventory carrying amounts in excess of selling prices resulting from fluctuations in equipment market demand, resulted in a decrease in gross profit by approximately $2,969,000. This decrease was offset in part by the contribution of gross profit from acquired stores of approximately $1,209,000.

Gross profit as a percentage of total revenues decreased to 13.8% in 1999 from 15.4% in 1998. The Company's highest gross margins are derived from its parts and service revenues. For these periods the decline in gross profit was primarily attributable to the decrease in wholegoods gross margins as a percentage of total wholegoods sales from 9.7% to 6.7%, which includes, the write-down of used equipment values, offset in part by the shift in revenue mix between wholegoods sales and parts and service revenue. Parts and service revenue as a percentage of total revenue increased to 23% in 1999 from 20% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expense as a percentage of total revenues increased from 12.7% for 1998 to 14.5% for 1999. This increase was due primarily to the decrease in comparable store sales of $12,554,000 without a corresponding decrease in operating expenses.

         Selling, general, and administrative expense increased approximately $912,000, to $9,144,727 for 1999 from $8,233,189 for 1998. Store acquisitions accounted for approximately $1,022,000 of this increase, offset in part by the decrease in comparable store operating expenses of approximately $110,000. This decrease in comparable store operating expenses was the result of lower parts department operating expenses of approximately $78,000 and lower service department operating expenses of approximately $129,000. Parts and service operating costs decreased because of lower revenues and cost reductions that were implemented in early 1999. Selling and setup operating expenses increased approximately $64,000 because of higher bad debt expense of approximately $411,000 offset by lower salaries and commissions and other operating expenses of approximately $347,000, which were the result of the decrease in sales. Corporate administrative expenses remained flat from period to period.

INTEREST EXPENSE

         Interest expense increased approximately $644,000 to $1,495,534 in 1999 from $851,442 in 1998. The increase was due primarily to the increased levels of bank and floor plan financing because of higher Company owned inventory levels and working capital loans in 1999, in addition to acquisition debt from the Tornillo and Amarillo store acquisitions in 1998.

INTEREST INCOME

         Interest income increased approximately $115,000 to $357,493 in 1999 from $242,628 in 1998. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of Deere Credit and Agricredit and prevailing market conditions. In 1999 interest rates continued to be competitive; however, because of the increase in used equipment sales, which typically do not have discounted interest rates, more interest income was earned in 1999 compared to 1998. In addition, because of a change in the Agricredit customer-financing program, the Company received a payment of previously deferred interest income of $50,000 in the third quarter of 1999.

NON-CASH GUARANTEE FEE

         The non-cash guarantee fee was $107,098 in 1999 and $154,724 in 1998. This fee was recorded in connection with the personal guarantee by three major shareholders and one executive officer of the Company of approximately $21 million of accounts payable to Deere, and of a $5.5 million bank credit facility. Guarantee fees related to such arrangements were paid in the form of fully-vested five-year options to acquire 437,690 shares of the Company's Common Stock in 1998 and 459,373 shares of the Company's Common Stock in 1999 with an option price of $3.50.

NET INCOME (LOSS)

         Net income decreased approximately $2,184,000 to a net loss of ($1,231,019) in 1999 from net income in 1998 of $952,635. This decrease was primarily the result of the decrease in revenues, including a 20.1% decrease in revenues on a comparable store basis, and the related decrease in gross profit of approximately $1,883,000, an increase in store operating expenses of $788,000, an increase in interest expense (net of interest income) of $530,000, a decrease in other costs (net of other income) of $50,000, offset by a decrease in the provision for income taxes of approximately $967,000.

         The loss per share in 1999 was ($0.34), both basic and diluted, compared to earnings per share in 1998 of $0.27, both basic and diluted, as a result of the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company

("EDCO") and Transamerica Distributor Financing ("Transamerica") and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing for extended periods and with varying interest-free periods, depending on the type of equipment, and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed.

         The used equipment floor plan rate charged by Deere is currently prime plus 150 or 300 basis points, which is determined by the type of equipment financed. At December 31, 2000 the applicable interest rates ranged from 11% to 12.50%. To the extent available, after the interest-free period under the Deere used equipment floor plan, the Company may shift its financing to its Deere Credit wholesale line of credit. The interest rates on this line of credit are currently based on a defined prime rate plus 50 or 75 basis points, which is determined by the type of equipment financed. At December 31, 2000 the applicable interest rates ranged from 10% to 10.25%. In February 2001, because the Company has been past due on parts purchases, Deere suspended the Company's ability to finance equipment purchases under its Deere Credit floor plan facility. This action by Deere will make it difficult for the Company to finance customers' trade-in equipment, which will affect new and used equipment sales.

         The Company annually reviews the terms of its financing arrangements and interest rates with its lenders. The interest rates for new Deere equipment at year-end ranged from prime plus 50 basis points, or 10.00%, to prime plus 300 basis points, or 12.50%, depending upon the length of time the Company has the new equipment. Generally, the Company is not required to pay for new equipment until it is sold.

         The Company's Agricredit and EDCO lines of credit, which at December 31, 2000 was $2.7 million, provide for interest at the rate of prime plus 150 basis points, or 11%. The Company's Transamerica line of credit, which at December 31, 2000 was $500,000, provides for interest at the rate of prime plus 100 basis points, or 10.5%.

         On July 2, 1999 the Company received a $4,930,000 long-term loan at a defined prime rate plus 150 basis points from a lender. The loan is collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures. The proceeds were used to refinance $3,843,740 of existing debt, provide $840,400 in working capital and loan fees of $245,860. As of December 31, 2000 the Company did not meet the cash flow coverage ratio and minimum equity requirements as defined in the agreement. The Company is currently in negotiations with its bank to restructure this term loan and a related line of credit. The total amount of this loan has been classified as a current liability at December 31, 2000 and 1999.

         In addition to the term loan, the lender provides the Company with a $1,750,000 line of credit at a defined prime rate plus 50 basis points, collateralized by trade accounts receivable and Company owned equipment and parts inventory. On February 15, 2000 the Company received an additional line of credit of $750,000 at a defined prime rate plus 50 basis points, collateralized by trade accounts receivable and Company owned equipment and parts inventory. At December 31, 2000 the balance for these lines of credit were $2,416,063 and are renewed on a monthly basis. The Company is currently in discussions with its bank to restructure this loan.

         In August 2000 the Company entered into a five-year promissory note agreement, due July 19, 2005 in equal installments at prime plus 50 basis points, or 10% at December 31, 2000, with John T. Condit, an officer and major stockholder of the Company, to borrow approximately $436,000 for working capital purposes. The loan is secured by a second mortgage on the land, buildings, service equipment and furniture and fixtures of the Company.

         Cash and cash equivalents decreased to $220,519 at December 31, 2000 from $307,509 at December 31, 1999. During 2000, operations provided net cash of approximately $674,000 primarily because of the decrease in inventories of approximately $2,796,000 and the decrease in accounts receivables of approximately $606,000, offset in part by the fiscal year net loss of $2,988,024 and the decrease in floor plan payables of approximately $513,000. The decrease in inventory was primarily due to the decrease in used equipment and parts sales in 2000, which resulted in a decrease in new equipment and parts purchases. Investing activities used cash of approximately $262,000, primarily for capital expenditures. The Company's capital expenditures are expected to remain at the levels incurred in 1999 and 2000.

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


SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. In 1999 and 2000, because of the downturn in the agricultural equipment markets, quarterly sales and inventory requirements have changed significantly from patterns prevailing in prior years. The fourth quarters of fiscal 1999 and 2000 reflect the impact of the equipment industry downturn. The following schedule shows the percentage of sales in each quarter:


                           First Qtr.      Second Qtr.    Third Qtr.        Fourth Qtr.
                           ----------      -----------    ----------        -----------
    1998 ..............       23%             24%           26%                 27%
    1999 ..............       27%             24%           28%                 21%
    2000 ..............       30%             27%           26%                 17%

         The Company believes that quarterly sales will return to normal in 2002 when commodity prices and demand for agricultural equipment are expected to improve.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 2000, approximately 93% of the Company's debt obligations (includes short and long-term equipment and bank financing) have variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the 2000 average interest rate under these borrowings, (which average rate was approximately 10.34%) it is estimated that the Company's 2000 interest expense would have increased by approximately $72,000 resulting in an increase in the Company's 2000 net loss. In the event of an adverse change in interest rates, management would likely take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, 1999 and 1998 are included under Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective September 29, 2000, the Company, with the approval of its Board, appointed Hein + Associates LLP as its independent auditors for the fiscal year ending December 31, 2000, to replace the firm of Ernst & Young LLP.

In connection therewith, the Company reported in its Form 8-K, and Ernst & Young, LLP concurred, there had been no disputes between management and the auditors and the auditors' reports for fiscal years 1998 and 1999 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, and during the registrant's subsequent interim period to September 29, 2000 there were no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved, would have caused the accounting firm to make references in connection with its opinion to the subject matter of the disagreement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company are as follows:


             Name                 Age                     Position
             ----                 ---                     --------
         Paul J. Condit           67       President, Director, Chief Executive Officer

         John T. Condit           36       Secretary, Treasurer, Director

         E.A. Milo Mattorano      55       Vice President, Chief Financial Officer

         James D. Arnold          32       Director

         Mickey L. Ray            51       Director

         Paul J. Condit is President, Chief Executive Officer and a Director and served the Company in his current capacities since its inception in 1987. He has a B.S. degree from Oklahoma State University and has been in the farm equipment business for over 28 years. Mr. Condit has served the Company and its Subsidiary, TECI, in his current capacities since its inception in 1987, before which time Mr. Condit owned and operated Condit Equipment Company for a total of fifteen years.

         John Condit, the son of Paul J. Condit, serves as a Director and Secretary of the Company and served the Company in his current capacities since its inception in 1987. He obtained a BBA degree from Texas Tech University in 1986. Since May 1988 he has been President of Domicile Property Management, Inc., a real estate acquisition and management firm, in San Antonio, Texas.

         E.A. Milo Mattorano has served as the Company's Chief Financial Officer and a Vice President since December 1997. Mr. Mattorano has also served as a partner of Tatum CFO Partners, LLP, a firm of professional chief financial officers, since August 2000. Since March 6, 2001, Mr. Mattorano also serves as the chief financial officer of TurboChef Technologies, Inc., a leading rapid-cook technology company. From January 1995 until December 1997, Mr. Mattorano served as Vice President and Chief Financial Officer of AXCESS Inc. (formerly Lasertechnics, Inc.), a leading provider of asset management products and solutions. From October 1989 to December 1994, Mr. Mattorano served as Executive Vice President of Finance of Insilco Corporation, a conglomerate of manufacturing companies in various industries. Mr. Mattorano is a CPA and worked in the audit department of Deloitte & Touche for six years from 1974 to 1980. Mr. Mattorano holds a B.S. in accounting from Adams State College, is a certified public accountant and a member of the AICPA.

         James D. Arnold has served as a vice president and executive director of the Covenant Health Foundation since December 1999. Mr. Arnold also serves as a consultant to Chickasaw Technology, Inc., an internet-based software company in Oklahoma City. From September 1997 to December 1999 Mr. Arnold served as the Assistant Vice Chancellor of Texas Tech University. From 1995 to 1997, Mr. Arnold was the Assistant Director of Development for the University of Texas at Austin. From 1993 to 1995, he was the Director of Institutional Advancement for Texas Tech Health Science Center at Odessa. Mr. Arnold worked for Dell Computer Corporation from 1991 to 1993 as a senior Account Representative. Mr. Arnold graduated with a BS degree in Business Administration from the University of Texas at Austin in 1991 and received a Master of Education in 1993 from Texas Tech University.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company during the last three fiscal years to each of the executive officers of the Company and its subsidiaries who served during the fiscal year ended December 31, 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                                               ------------
                                             ANNUAL COMPENSATION                NUMBER OF
                                             -------------------                SECURITIES
NAME AND PRINCIPAL                                              OTHER ANNUAL    UNDERLYING
POSITION                         YEAR     SALARY      BONUS     COMPENSATION    OPTIONS(#)
-----------------------------    ----     ------      -----     ------------    -----------
Paul J. Condit                   2000    $184,107   $     --    $     --          92,583
President and Chief              1999     250,000         --          --         114,844
Executive Officer                1998     120,101    110,000          --         109,423

John T. Condit                   2000       1,500         --          --          92,583
Secretary, Treasurer             1999       2,000         --          --         114,844
And Director                     1998       5,390         --          --         109,423

E.A. Milo Mattorano              2000     124,958         --          --          42,900
Vice President and Chief         1999     140,000     15,000          --              --
Financial Officer                1998     140,101     10,000          --              --

Employment Contracts with Executive Officers

         In August 2000, Mr. Mattorano became a partner in the firm of Tatum CFO Partners, LLP, and at that time the Company and Mr. Mattorano terminated his prior employment agreement with the Company. The Company entered into an agreement with Mr. Mattorano and Tatum CFO Partners, LLP whereby, Mr. Mattorano will continue as an employee and the chief financial officer of the Company. The agreement provides for two days a week at a minimum salary of $7,200 a month. The agreement also provides for a 30-day notice of cancellation. In addition, the Company has awarded 42,900 Common Stock options to Mr. Mattorano at an exercise price of $.50.

         The Company has no other written employment contracts with its officers.

Option Grants

         The following table sets forth information relating to stock option grants made by the Company to each of the Named Executive Officers of the Company during the fiscal year ended December 31, 2000. The Company has no plans that provide for the granting of stock appreciation rights.

                              OPTION GRANTS IN 2000

                                                                                     Potential Realizable
                                                                                       Value At Assumed
                                                                                     Annual Rates Of Stock
                                                                                      Price Appreciation
                                  Individual Grants                                     For Option Term
----------------------------------------------------------------------------------------------------------
     (a)                  (b)            (c)               (d)            (e)          (g)            (h)
--------------        ----------    -------------      -----------     ----------    -------        ------
                       Number of     Percent of
                      Securities    Total Options
                      Underlying     Granted to        Exercise or
                       Options      Employees in       Base Price      Expiration
     Name              Granted       Fiscal Year        ($/share)         Date          5%            10%
--------------        ----------    -------------      -----------     ----------    -------        ------
Paul J. Condit         23,174(1)         6%               3.50           3/31/05     $    --        $   --
Paul J. Condit         23,117(1)         6%               3.50           6/30/05          --            --
Paul J. Condit         23,146(1)         6%               3.50           9/30/05          --            --
Paul J. Condit         23,146(1)         6%               3.50          12/31/05          --            --

John T. Condit         23,174(1)         6%               3.50           3/31/05          --            --
John T. Condit         23,117(1)         6%               3.50           6/30/05          --            --
John T. Condit         23,146(1)         6%               3.50           9/30/05          --            --
John T. Condit         23,146(1)         6%               3.50          12/31/05          --            --

E.A. Milo Mattorano    42,900(2)         10%              0.50           10/6/05          --            --

----------
(1) Represents five-year options granted on a quarterly basis in connection with the personal guarantee by Mr. Paul J. Condit and Mr. John T. Condit of the Company's floor plan with Deere and bank debt at an exercise price determined by the Board to be in excess of fair market value at the date of grant. Potential Realizable Values are calculated based upon the closing price on the date of award, which was $0.44, $0.47, $0.38 and $0.25, respectively for the four quarterly awards.

(2) Represents five-year options granted in the fourth quarter in connection with an employment agreement with Mr. Mattorano and Tatum CFO Partners, LLP. The exercise price was determined by the market price at the time of grant. Potential Realizable Values are calculated based upon the closing price on December 31, 2000.

Aggregate Option Exercises and Fiscal Year-End Option Value

         The following table sets forth information relating to the exercise of common stock options by each of the Named Executive Officers of the Company, during the fiscal year ended December 31, 2000 and the value of such individuals' unexercised common stock options as of December 31, 2000.

                                   AGGREGATE OPTION EXERCISES IN 2000 AND
                                       DECEMBER 31, 2000 OPTION VALUES
--------------------------------------------------------------------------------------------------
                                                         NUMBER OF
                                                        SECURITIES
                                                        UNDERLYING
                                                        UNEXERCISED             VALUE OF UNEXERCISED
                                                         OPTIONS AT            IN-THE-MONEY OPTIONS AT
                       NUMBER OF                     DECEMBER 31, 2000          DECEMBER 31, 2000(1)
                         SHARES                      -----------------        -----------------------
                        ACQUIRED                              #                           $
                      ON EXERCISE     VALUE             EXERCISABLE/                 EXERCISABLE/
NAME                  -----------    REALIZED           UNEXERCISABLE               UNEXERCISABLE
----                       #         --------           -------------               -------------
Paul J. Condit           --             --           348,069           --           $  --   $  --

John T. Condit           --             --           348,069           --              --      --

E.A. Milo Mattorano      --             --            26,786       16,071              --      --

----------
(1)      Based upon the closing bid price of $0.19 at December 31, 2000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth the number of shares of Common Stock beneficially owned as of March 15, 2001 for (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (the only outstanding securities of the Company), (b) each current director of the Company, (c) each of the Named Executive Officers of the Company and (d) all directors and executive officers as a group. Except as otherwise indicated, the persons or entities set forth in the table below have sole investment and voting power with respect to all shares shown as beneficially owned, subject to community property laws, where applicable. The business address of each director and each current executive officer is c/o Texas Equipment Corporation, 1305 Hobbs Highway, P.O. Box 790, Seminole, Texas 79360.

                                                       AMOUNT AND
                                                       NATURE OF
                         NAME AND ADDRESS              BENEFICIAL           PERCENT OF
TITLE OF CLASS         OF BENEFICIAL OWNER             OWNERSHIP               CLASS
--------------         -------------------             ----------           ----------
 Common Stock       Paul J. Condit                        348,069(1)           8.4%

 Common Stock       John T. Condit                        779,022(1)          18.8%

 Common Stock       Jeffrey E. Condit                   1,150,449(1)          27.7%

 Common Stock       Paul J. Condit II.                  1,150,449(1)          27.7%

 Common Stock       James D. Arnold                            --               --(3)

 Common Stock       E.A. Milo Mattorano                    26,786(2)            --(3)

 Common Stock       Mickey L. Ray                              --               --(3)

 Common Stock       1997 Condit Family Trust              371,429             10.3%

 Common Stock       All directors and executive
                    officers as a group (5 persons)     1,153,877             27.9%

----------
(1) Includes, in each case, the right to acquire 348,069 shares of Common Stock pursuant to options.

(2)      The right to acquire 26,786 shares of Common Stock pursuant to options.

(3)      Represents ownership of less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1999 and 2000 the Company recorded a non-cash charge of $107,098 and $68,509, respectively in connection with the personal guarantee by the Condit family of approximately $21 million and $14 million of average accounts payable to Deere & Company, and of approximately $6.7 million and $7.3 million average credit facility at the Company's bank during 1999 and 2000, respectively. These required guarantee arrangements were paid in the form of five-year options to acquire up to 459,373 and 370,332 shares of Common Stock with an option price of $3.50 in 1999 and 2000, respectively. These options were granted pursuant to a continuing agreement, which contemplates a guarantee fee, payable in stock options of up to 6% of the average outstanding guaranteed balance. The Company believes that this transaction was made on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

In August 2000 the Company entered into an agreement with John T. Condit, an officer and major stockholder of the Company, to borrow approximately $436,000 for working capital purposes. The loan is secured by a second mortgage on the land, buildings, service equipment and furniture and fixtures of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements

The following financial statements are included herewith:

                                                                                               Page
                                                                                               ----
Independent Auditor's Report - Hein + Associates LLP.......................................    F-2
Report of Independent Auditors - Ernst & Young LLP.........................................    F-3
Consolidated Balance Sheets - December 31, 2000 and 1999...................................    F-4
Consolidated Statements of Operations - Years Ended December 31, 2000,
       1999 and 1998.......................................................................    F-6
Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000,
       1999 and 1998.......................................................................    F-7
Consolidated Statements of Cash Flows- Years Ended December 31, 2000,
       1999 and 1998.......................................................................    F-8
Notes to Consolidated Financial Statements.................................................    F-10

(b) Financial Statement Schedules

         The following financial statement schedule is filed as a part of this report and should be read together with our financial statements:

           Schedule II - Valuation and Qualifying Accounts.................................    F-28

(c) Reports on Form 8-K

         Form 8-K, Change in Auditors, filed October 1, 2000

(d) Exhibits

  Item No.                          Item                                    Method of Filing
  --------                          ----                                    ----------------
    3(a)       Articles of Incorporation..................  Incorporated by reference to Exhibit 3(a) to the Company's 1996 Form 10-K
    3(b)       By-Laws....................................  Incorporated by reference to Exhibit 3(b) to the Company's 1996 Form 10-K
    10(a)      Acquisition Agreement for Texas              Incorporated by reference to Exhibit 3(a) to
                 Equipment Co. Inc........................  the Company's 1996 Form 10-K
    10(j)      Contract with John Deere & Company.........  Incorporated by reference to Exhibit 3(j) to the Company's 1996 Form 10-K
    10(k)      Contract with John Deere & Company.........  Incorporated by reference to Exhibit 10(k)
                                                            to the Company's 9/30/1998 Form 10-Q
     21        List of Subsidiaries.......................  (filed herewith)
     23        Consent of Ernst & Young, LLP .............  (filed herewith)


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2001

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

                    Signature                                           Title                             Date
                    ---------                                           -----                             ----

/s/ Paul J. Condit                                  Chairman of the Board, President, Chief
--------------------------------------------        Executive Officer and Director (principal
Paul J. Condit                                      executive officer)                             April 13, 2001

/s/ John T. Condit                                  Director and Secretary                         April 13, 2001
--------------------------------------------
John T. Condit


/s/ E.A. Milo Mattorano                             Vice President, Chief Financial Officer and
--------------------------------------------        Chief Accounting Officer (principal
E.A. Milo Mattorano                                 financial and accounting officer)              April 13, 2001

/s/ James D. Arnold                                 Director                                       April 13, 2001
--------------------------------------------
James D. Arnold

/s/ Mickey L. Ray                                   Director                                       April 13, 2001
--------------------------------------------
Mickey L. Ray

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                       INDEX                                            PAGE
                       -----                                            ----
INDEPENDENT AUDITOR'S REPORT - HEIN + ASSOCIATES LLP                    F-2

REPORT OF INDEPENDENT AUDITORS - ERNST & YOUNG LLP                      F-3

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-10

                          INDEPENDENT AUDITOR'S REPORT


To the shareholders and Board of Directors
Texas Equipment Corporation and Subsidiaries


We have audited the consolidated balance sheet of Texas Equipment Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule referred to in the index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Equipment Corporation and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses the past two years and is out of compliance with the requirements of its major borrowing arrangements at December 31, 2000. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein + Associates LLP
Certified Public Accountants

Dallas, Texas
February 28, 2001

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


                                                Ernst & Young LLP

Dallas, Texas
March 3, 2000

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                                         December 31,
                                                                -----------------------------
                                                                    2000             1999
                                                                ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                   $    220,519     $    307,509
    Trade accounts receivable less allowance for doubtful
        accounts of approximately $210,000 and $110,000 for
        2000 and 1999, respectively                                  230,253          561,958
    Other receivables                                                853,425        1,127,502
    Inventories                                                   24,450,771       27,247,079
                                                                ------------     ------------

          TOTAL CURRENT ASSETS                                    25,754,968       29,244,048

PROPERTY AND EQUIPMENT, NET                                        5,170,923        5,481,180

FINANCE RECEIVABLES, NET                                             486,411          588,564

RECEIVABLES FROM OFFICER                                             137,396          134,800

GOODWILL, net of accumulated amortization of $104,883 and
       $92,170 for 2000 and 1999, respectively                        85,815           98,528

OTHER ASSETS                                                         210,522          318,972
                                                                ------------     ------------
                                                                $ 31,846,035     $ 35,866,092
                                                                ============     ============

                 See notes to consolidated financial statements
                                       F-4

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                                                             December 31,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    ------------     ------------
CURRENT LIABILITIES

          Floor plan payables                                       $ 17,113,025     $ 17,625,613
          Borrowings under line of credit                              2,416,063        1,749,811
          Accounts payable                                             1,116,790        1,215,398
          Accrued expenses                                               552,539          368,763
          Current maturities of long-term debt                         5,269,564          397,639
                                                                    ------------     ------------

TOTAL CURRENT LIABILITIES                                              26,467,981       21,357,224

LONG-TERM DEBT, net of current maturities                              1,276,954        7,353,825

DEFERRED TAX LIABILITY                                                        --          233,074

CONTINGENCIES (Notes 14 & 17)

STOCKHOLDERS' EQUITY

       Common stock, $.001 par value; authorized 50,000,000;
          issued and outstanding 3,804,602 in 2000 and
          3,607,311 in 1999                                                3,804            3,607

       Additional paid-in capital                                      3,465,605        3,298,647

       Retained earnings                                                 631,691        3,619,715
                                                                    ------------     ------------
               TOTAL STOCKHOLDERS' EQUITY                              4,101,100        6,921,969
                                                                    ------------     ------------
                                                                    $ 31,846,035     $ 35,866,092
                                                                    ============     ============

                 See notes to consolidated financial statements
                                       F-5

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years ended December 31,
                                                      ------------------------------------------------
                                                          2000              1999              1998
                                                      ------------      ------------      ------------
REVENUES                                              $ 57,648,203      $ 63,220,272      $ 67,998,233

COST OF SALES                                           50,570,852        54,515,128        57,533,568
                                                      ------------      ------------      ------------

GROSS PROFIT                                             7,077,351         8,705,144        10,464,665

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                            8,873,240         9,144,727         8,233,189

                                                      ------------      ------------      ------------
(LOSS) INCOME FROM OPERATIONS                           (1,795,889)         (439,583)        2,231,476

OTHER INCOME (EXPENSE)
     Interest income                                       273,780           357,493           242,628
     Non-cash guarantee fee                                (68,509)         (107,098)         (154,724)
     Interest expense                                   (2,045,919)       (1,495,534)         (851,442)
     Other income                                          127,448            14,926            12,687
                                                      ------------      ------------      ------------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE       (3,509,089)       (1,669,796)        1,480,625
INCOME TAX (BENEFIT) EXPENSE                              (521,065)         (438,777)          527,990
                                                      ------------      ------------      ------------
NET (LOSS) INCOME                                     $ (2,988,024)     $ (1,231,019)     $    952,635
                                                      ============      ============      ============
NET (LOSS) INCOME PER SHARE
     Basic                                            $       (.81)     $       (.34)     $        .27
     Diluted                                          $       (.81)     $       (.34)     $        .27
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                               3,707,034         3,578,277         3,526,597
     Diluted                                             3,707,034         3,607,638         3,560,187


                 See notes to consolidated financial statements
                                       F-6

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                     Common       Additional                        Total
                                                      Common         Stock         Paid-in         Retained      Stockholders'
                                                      Shares         Amount        Capital         Earnings         Equity
                                                   ------------   ------------   ------------    ------------    ------------
BALANCES, DECEMBER 31, 1997                           3,507,116   $      3,507   $  2,844,361    $  3,898,099    $  6,745,967

Stock options issued - guarantee fee                         --             --        154,724              --         154,724
Convertible debt discount                                    --             --        123,319              --         123,319
Stock issued                                             39,285             39         87,149              --          87,188
Net income                                                   --             --             --         952,635         952,635
                                                   ------------   ------------   ------------    ------------    ------------
BALANCES, DECEMBER 31, 1998                           3,546,401          3,546      3,209,553       4,850,734       8,063,833

Stock options issued - guarantee fee                         --             --        107,098              --         107,098
Stock bonus                                                  --             --       (124,737)             --        (124,737)
Stock issued in connection with convertible note         60,910             61        106,733              --         106,794
Net (loss)                                                   --             --             --      (1,231,019)     (1,231,019)
                                                   ------------   ------------   ------------    ------------    ------------
BALANCES, DECEMBER 31, 1999                           3,607,311          3,607      3,298,647       3,619,715       6,921,969

Stock options issued - guarantee fee                         --             --         68,509              --          68,509
Stock issued in connection with convertible note        197,291            197         98,449              --          98,646
Net (loss)                                                   --             --             --      (2,988,024)     (2,988,024)
                                                   ------------   ------------   ------------    ------------    ------------
BALANCES, DECEMBER 31, 2000                           3,804,602   $      3,804   $  3,465,605    $    631,691    $  4,101,100
                                                   ============   ============   ============    ============    ============

                 See notes to consolidated financial statements
                                       F-7

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                       2000              1999              1998
                                                                   ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                              $ (2,988,024)     $ (1,231,019)     $    952,635
     Adjustment to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
         Amortization and depreciation                                  583,474           488,157           454,109
         Common stock issued                                                 --                --            34,688
         Deferred taxes                                                (233,074)               --                --
         Stock bonus plan distributions                                      --          (124,737)               --
         Guarantee fee                                                   68,509           107,098           154,724
         Interest on convertible note                                    57,517            58,872            35,646
         Loss on sale of equipment                                           --            10,131                --
    Changes in operating assets and liabilities, net of
     effects of business acquired:
         Accounts and other receivables                                 605,782          (548,874)        1,070,513
         Inventories                                                  2,796,308        11,994,635       (11,322,551)
         Floor plan payable                                            (512,588)      (13,271,135)        7,806,716
         Accounts payable                                               (98,608)          338,007            67,137
         Accrued liabilities                                            183,776           (12,016)          (73,617)
         Finance receivable                                             102,153           338,992          (150,153)
         Income tax liability                                                --          (648,544)          226,041
         Other assets                                                   108,450          (256,791)           88,966
                                                                   ------------      ------------      ------------
    NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                           673,675        (2,757,224)         (655,146)
                                                                   ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of land, buildings and equipment                    (348,706)         (310,719)         (399,150)
         Proceeds from sale of equipment                                 88,666            69,881                --
         Store acquisitions                                                  --                --          (832,554)
         Stockholders' receivables                                       (2,596)            7,490           (49,672)
                                                                   ------------      ------------      ------------
    NET CASH USED IN INVESTING ACTIVITIES                              (262,636)         (233,348)       (1,281,376)
                                                                   ------------      ------------      ------------

                                   (CONTINUED)

                 See notes to consolidated financial statements
                                       F-8

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                                                                   Years ended December 31,
                                                      ------------------------------------------------
                                                          2000              1999              1998
                                                      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from line of credit                  $    666,252      $    291,422      $  1,458,389
        Proceeds from long-term debt                     2,259,322         6,379,107         7,134,139
        Repayments of long-term debt                    (3,423,603)       (3,866,580)       (6,266,624)
                                                      ------------      ------------      ------------
    NET CASH FLOW PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                              (498,029)        2,803,949         2,325,904
                                                      ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                            (86,990)         (186,623)          389,382
CASH AND CASH EQUIVALENTS AT THE
    BEGINNING OF YEAR                                      307,509           494,132           104,750
                                                      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT THE END
    OF YEAR                                           $    220,519      $    307,509      $    494,132
                                                      ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
        Cash paid for:
           Interest expense                           $  2,045,919      $  1,533,794      $    851,442

           Income taxes                               $         --      $    520,942      $    352,350

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Common stock issued in connection with
          convertible note                            $     98,646      $    106,794      $         --

                 See notes to consolidated financial statements
                                       F-9

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BUSINESS

The consolidated financial statements of Texas Equipment Corporation ("the Company") ("TEC") (a Nevada Corporation), include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc. ("NMIC").

The Company is a retailer of agricultural equipment primarily supplied by Deere & Company ("Deere") and other equipment with its headquarters in Seminole, Texas. TECI's market area represents West Texas, the Texas Panhandle and Eastern New Mexico.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined using the specific identification method for new and used agricultural equipment and average cost for parts. The Company provides for losses sustained as a result of fluctuations in market demand in the period when inventory carrying amounts in excess of selling price is first identified.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided for over the estimated useful lives ranging from three to forty years of the individual assets using accelerated and straight-line methods.

FINANCE RECEIVABLES

     The Company offers its customers financing arrangements through programs offered by Deere Credit and Agricredit Acceptance Corporation ("Agricredit") whereby the Company's customers can finance or lease selected purchases. Because a portion of the customer's contract is recourse to the Company, these credit corporations retain a reserve for amounts that the Company may be obligated to pay. The credit corporations review the reserve balances with the Company annually and if the balances exceed certain minimum requirements, the difference is paid to the Company ("Finance Receivable"). The Finance Receivables and related revenue is recognized as income when the credit corporations fund the related financing arrangement ("Contract"). The Company receives interest income on the Finance Receivable held by the credit corporation. In the event a customer defaults on their Contract and there is a deficiency in the amount owed to the credit corporation, the Company has the option of paying the amount due under its recourse obligations or using a portion of its finance reserve. The Company traditionally experiences losses against such finance reserves and has provided an allowance of $200,000 in 2000 and 1999, respectively.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INTANGIBLES

     Goodwill, which represents the excess cost over the fair value of net assets acquired, is amortized on a straight-line basis over 15 years.

ACCOUNTING FOR LONG-LIVED ASSETS

     The Company reviews property and equipment, goodwill and other long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based on the expected undiscounted cash flows of the asset over the remaining amortization period, the Company's carrying value of the asset will be adjusted accordingly. At December 31, 2000 the Company believes that there has been no impairment of its long-lived assets.

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

DEALERSHIP AGREEMENTS

     The Company has entered into agreements with Deere, which authorizes the Company to act as an authorized dealer of Deere agricultural equipment. The dealer agreements continue until terminated by Deere or the Company in accordance with certain specified provisions.

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

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Deere is obligated to make available to the Company a floor plan and other financing programs that it offers to other dealers, provide promotional and marketing materials, and authorize the Company to use Deere trademarks and trade names.

     Sales of Deere related new equipment and parts represents approximately 57%, 47% and 52% of the total sales for the years ended December 31, 2000, 1999 and 1998, respectively.

STOCK BASED COMPENSATION

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financials statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS No. 123 for employees, and is subject only to the disclosure requirements prescribed by SFAS No. 123.

EARNINGS PER SHARE

     Basic earnings (loss) per share ("EPS) are calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the weighted average number of common shares and potentially dilutive common equivalents outstanding during the period. Potentially dilutive common stock equivalents in connection with stock options and shares issuable upon conversion of convertible debt were excluded from the diluted EPS calculation for 2000 because they were anti-dilutive. The Company's potentially dilutive common stock equivalents were anti-dilutive or immaterial for 1999 and 1998. Accordingly, basic EPS equals diluted EPS for those periods.

CONCENTRATIONS AND CREDIT RISK

     The Company places its cash and temporary cash investments with financial institutions that the Company believes to be highly creditworthy.

     The Company's market area represents West Texas, the Texas Panhandle and Eastern New Mexico. Substantially all the Company's sales are derived from farmers located within the Company's market area. The Concentration of credit risk within this group of customers may impact the Company, either positively or negatively, in that these customers may be similarly affected by industry-wide changes in economic or other conditions.

     The Company grants credit, generally with collateral, to its customers, which are located in the Company's market area. Management believes that its billing and collection policies are adequate to minimize potential credit risk.

     Deere is the primary supplier of the equipment and parts sold by the Company. The Company is also significantly dependent upon Deere for financing its new and used equipment purchases.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company's borrowing arrangements approximates fair value based on prevailing market rates of interest currently available to the Company for debt with similar terms and maturities.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Various valuation assumptions are involved in the estimate of the carrying values of new and used equipment inventory. It is at least reasonably possible those estimates could be revised in the near term and that those revisions could be material.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3: LIQUIDITY

     The Company has incurred significant losses in fiscal years 1999 and 2000. These losses are the result of the significant downturn in the agricultural industry primarily because of the significant drop in commodity prices across all major crop categories. The Company did not meet its minimum equity and cash flow requirements under its bank loan agreement at December 31, 2000 and is currently in default. In addition, the Company's dealership agreement with Deere requires the Company to maintain a minimum equity to total asset ratio of 25% as of December 31, 2000. The Company did not meet this requirement. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in discussions with Deere to waive the minimum equity requirement and is in negotiation with its bank to restructure its term loan and lines of credit. There is no assurance that the Company will be successful in renegotiating its bank loan agreements or obtaining an equity waiver from Deere.

     Management believes it will be successful in its negotiations with Deere and its bank, and that sufficient waivers and equity funding will be obtained. In addition, the Company believes that commodity pricing will improve. However, if the Company is unable to obtain additional financing or restructure its bank loans and dealership agreements, it will have to significantly curtail its current level of operations and sell its assets.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: SEGMENT INFORMATION

     The Company has two reportable segments: wholegoods and product support. Distribution of these products and services are made directly to customers through eight Deere dealerships located in West Texas, Texas Panhandle and Eastern New Mexico. Wholegoods represents agricultural equipment that can be sold either as an individual item or as part of a series of machines to perform certain farming operations. Product support represents replacement parts for equipment and the service of the agricultural equipment on-site or at the dealership location.

     The Company evaluates performance of and allocates resources to its operating segments based on profit or loss from operations exclusive of interest expense, goodwill amortization and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and profits are insignificant.

     The Company's reportable segments are business units that offer different products or services. The reportable segments are each managed separately because they each distribute distinct products and services in the initial and after-market environment.

                                                                                    Product
                                                                 Wholegoods         Support
                                                                ------------     ------------
YEAR ENDED DECEMBER 31, 2000
Sales and revenues from external customers                      $ 44,149,679     $ 13,498,524
Depreciation expense                                                 166,906          394,438
Segment operating (loss) profit                                   (1,059,447)         465,640
Segment assets:
       Property, plant and equipment                                 876,289        4,178,034
       Inventory                                                  21,003,044        3,447,727
                                                                ------------     ------------
YEAR ENDED DECEMBER 31, 1999
Sales and revenues from external customers                      $ 48,457,473     $ 14,762,797
Depreciation expense                                                 159,029          306,944
Segment operating profit                                            (216,686)       1,146,921
Segment assets:
       Property, plant and equipment                                 928,868        4,428,720
       Inventory                                                  22,726,453        4,520,626
                                                                ------------     ------------
YEAR ENDED DECEMBER 31, 1998
Sales and revenues from external customers                      $ 54,329,666     $ 13,668,567
Depreciation expense                                                 142,773          286,311
Segment operating profit                                           2,052,658        1,088,973
Segment assets:
       Property, plant and equipment                                 970,343        4,626,463
       Inventory                                                  34,752,482        4,489,232
                                                                ------------     ------------

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: SEGMENT INFORMATION (CONT'D)

RECONCILIATION OF SEGMENT INFORMATION TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                               DECEMBER 31,
                                                            -------------------------------------------------
                                                                 2000              1999              1998
                                                             ------------      ------------      ------------
       REVENUE
       Total external revenues for reportable segments       $ 57,648,203      $ 63,220,272      $ 67,998,233
                                                             ------------      ------------      ------------
              Total consolidated revenue                       57,648,203        63,220,272        67,998,233
                                                             ------------      ------------      ------------
       OPERATING PROFIT
       Total profit for reportable segments                      (593,807)          930,235         3,568,283
       Unallocated amounts:
              Administrative expense                           (1,202,082)       (1,369,818)       (1,336,807)
              Other income                                        127,448            14,926            12,687
              Interest expense                                 (2,045,919)       (1,495,534)         (851,442)
              Interest income                                     273,780           357,493           242,628
              Non-cash guarantee fee                              (68,509)         (107,098)         (154,724)
                                                             ------------      ------------      ------------
              Total consolidated income (loss)
               before taxes                                    (3,509,089)       (1,669,796)        1,480,625
                                                             ------------      ------------      ------------
       ASSETS
       Total assets for reportable segments                    29,505,094        32,604,667        44,838,520
       Other assets                                             2,340,941         3,261,425         3,007,097
                                                             ------------      ------------      ------------
              Total consolidated assets                        31,846,035        35,866,092        47,845,617
                                                             ------------      ------------      ------------
       OTHER SIGNIFICANT ITEMS
       Depreciation expense                                       561,344           465,974           429,084
       Other depreciation and amortization                         22,130            22,183            25,025
                                                             ------------      ------------      ------------
              Total depreciation and amortization                 583,474           488,157           454,109
                                                             ------------      ------------      ------------

NOTE 5: ACQUISITIONS

On June 15, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Romney Implement Company ("Romney"), which operated a Deere dealership in Tornillo, Texas (in the El Paso metropolitan area), for approximately $3,082,000. The Company assumed approximately $1,679,000 of indebtedness payable to Deere, assumed other Romney indebtedness of approximately $408,000, new bank loan for $571,000, cash of $177,000 and issued a three year 10% Convertible Note to the principals of Romney for approximately $247,000. (See Note 13 for details of the Convertible
Note).

On October 9, 1998, the Company signed an agreement to purchase the assets (building, land, equipment and inventory) of Texas Tractor Co., which operated a Deere dealership in the Amarillo, Texas metropolitan area, for approximately $5,537,000. The Company assumed approximately $5,233,000 of indebtedness payable to Deere and approximately $168,000 under a bank note payable, paid cash of approximately $83,000 and issued 21,429 shares of the Company's Common Stock, which had a market value at closing of approximately $53,000.

These acquisitions were accounted for as purchases and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: ACQUISITIONS (CONT'D)

The following information summarizes the unaudited pro-forma results of operations of the Company for the year ended December 31, 1998 as if the acquisitions had occurred on January 1, 1998 and included such adjustments, which are directly attributable to the acquisitions. This information should not be considered indicative of future results of operations or the results that would have been obtained had the acquisitions actually occurred on January 1, of the year presented.

                                                                1998
                                                             (Unaudited)
                                                             -----------
             Revenue                                         $81,768,629
                                                             ===========
             Net income                                      $   966,205
                                                             ===========
             Net income per share - Basic
                 And Diluted                                 $      0.27
                                                             ===========

NOTE 6: INVENTORIES

At December 31, 2000 and 1999, inventories consisted of:

                                               2000             1999
                                           ------------     ------------
             New equipment                 $ 10,138,936     $ 10,349,224
             Used equipment                  10,864,108       12,377,229
             Parts                            3,447,727        4,520,626
                                           ------------     ------------
                                           $ 24,450,771     $ 27,247,079
                                           ============     ============

Substantially all the inventories are pledged as security for floor plan and bank financing.

NOTE 7: PROPERTY AND EQUIPMENT

At December 31, 2000 and 1999, property and equipment consisted of:

                                                       2000             1999
                                                   ------------     ------------
             Land and buildings                    $  4,360,884     $  4,412,437
             Vehicles                                 1,174,307        1,127,380
             Furniture and fixtures                   1,398,451        1,177,480
             Equipment and tools                        824,876          824,892
                                                   ------------     ------------
                                                      7,758,518        7,542,189
             Less accumulated depreciation           (2,587,595)      (2,061,009)
                                                   ------------     ------------
                                                   $  5,170,923     $  5,481,180
                                                   ============     ============

Depreciation of buildings and equipment is recorded principally on the straight-line method using estimated useful lives from three to forty years. Substantially all of the land, buildings and equipment are pledged as security for bank loans. Depreciation expense was $570,760, $475,444 and $441,396 for the years ended December 31, 2000, 1999 and 1998, respectively.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8: FINANCE RECEIVABLES

The Company's finance receivables were as follows at December 31:

                                                  2000             1999
                                              ------------     ------------
Deere Credit                                  $    636,310     $    738,463
Agricredit Acceptance                               50,101           50,101
                                              ------------     ------------
                                                   686,411          788,564
Less allowance of doubtful accounts               (200,000)        (200,000)
                                              ------------     ------------

                                              $    486,411     $    588,564
                                              ============     ============

The applicable outstanding financed balances were as follows:

                                                  2000             1999
                                              ------------     ------------
Deere Credit                                  $ 54,641,925     $ 51,434,638
Agricredit Acceptance                            5,525,877        8,099,385
                                              ------------     ------------
                                              $ 60,167,802     $ 59,534,023
                                              ============     ============

Deere Credit provides and administers financing for retail purchases and leases of new and used equipment. Under Deere's retail financing and lease plans, Deere Credit retains the security interest in the equipment financed. A portion of the customer financing and lease contract provided by Deere is recourse to the Company. Deere retains a finance and lease reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed or leased. The finance reserve is capped at the lesser of 3% of the total dollar amount of the finance contracts outstanding or $600,000 for each dealer account. The lease reserve is capped at 3% of the total dollar amount of lease contracts outstanding for each dealer account. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its finance or lease reserves. The Company's liability is capped at the amount of the reserves for each dealer account, which, as of December 31, 2000, were $250,894 and $376,275 for its two finance reserve accounts and the two lease reserve accounts were $9,141.

Agricredit, through a joint venture agreement with the Company, also provides financing to the Company's customers. The financing provided by Agricredit is non-recourse to the Company. At December 31, 2000 the portfolio amount under the joint venture was $4,962,359. Prior to September 1997 $563,518 of the customer financing provided by Agricredit was recourse to the Company. The Company's liability is limited to the portion withheld by Agricredit, which was $50,010 at December 31, 2000.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9: INCOME TAXES

Significant components of income taxes are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                          2000              1999             1998
                                                      ------------      ------------      ------------
Current                                               $   (287,991)     $   (438,777)     $    527,990
Deferred                                                  (233,074)               --                --
                                                      ------------      ------------      ------------
Total income tax expense (benefit)                    $   (521,065)     $   (438,777)     $    527,990
                                                      ============      ============      ============

A reconciliation of income tax (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                       2000         1999         1998
                                                      ------       ------       ------
Tax at federal statutory rate                            (34)%        (34)%         34%
Effect of valuation allowance on
     deferred tax asset                                   20%
State and local taxes, net of federal benefit             --           --            2%
Other                                                     (1)%          8%          --
                                                      ------       ------       ------
                                                         (15)%        (26)%         36%
                                                      ======       ======       ======

The significant components of the Company's net deferred tax liabilities were as follows:

                                                                    2000             1999
                                                                ------------     ------------
        Net deferred tax liabilities:
              Depreciation                                      $    190,608     $    200,875
              Intangible assets                                       29,176           33,499
              Operating loss carry-forwards                         (954,435)              --
              Allowance for doubtful accounts                        (33,870)              --
              Other                                                   47,160           (1,300)
                                                                ------------     ------------
                 Net deferred tax (assets) liabilities              (721,361)         233,074
              Less valuation allowance                               721,361               --
                                                                ------------     ------------
        Net deferred tax liabilities                            $         --     $    233,074
                                                                ============     ============

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the losses incurred in 1999 and 2000 and the uncertainty of the Company future profitability, management is unable to conclude on a more likely than not basis that deferred income tax assets will be realized.

At December 31, 2000, the Company has net operating loss carry-forwards for federal income tax purposes of $2.8 million, which may be used against future taxable income, if any, and which expire in year 2016. Any change in ownership under Internal Revenue Code Section 382 could limit the annual utilization of these carry-forwards and cause some amount of the carry-forwards to expire unutilized.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: FLOOR PLAN PAYABLES:

Floor plan payables are financing arrangements for inventory. The terms of these arrangements may include a four-to-twelve-month interest-free term followed by a term during which interest is charged. Payoff of the floor plan generally occurs at the earlier of, sale of the inventory or in accordance with the terms of the financing arrangements. All amounts owed are guaranteed by three major stockholders and the President of the Company and are collateralized by the specific inventory financed. Floor plan payables consisted of the following as of December 31:

                                                                                         2000            1999
                                                                                     ------------     ------------
Interest bearing:
     Deere & Company and Deere Credit Services, Inc., inventory notes, due as inventory is sold, interest at various rates, from 8.75% to 11.25% at
     December 31, 2000, based on a defined prime ...............................     $  6,584,490     $  7,644,336

     Current portion of long-term floor plan (see Note 12) .....................        1,345,187          907,604
                                                                                     ------------     ------------
                           Total interest bearing ..............................        7,929,677        8,551,940
Non-interest bearing:
     Deere & Company and Deere Credit Services, Inc. ...........................        8,161,202        7,433,237

     Other equipment suppliers .................................................        1,022,146        1,640,436
                                                                                     ------------     ------------
                           Total floor plan financing ..........................     $ 17,113,025     $ 17,625,613
                                                                                     ============     ============

The Company has certain floor plan financing agreements containing various restrictive covenants which, among other matters, require the Company to maintain minimum net worth levels, as defined, and place limits on additional indebtedness. At December 31, 2000 the Company was required by Deere to have a net equity balance of 25% of total assets or approximately $7.9 million. As a result, under the dealership agreement, the Company has 180 days to increase its equity through additional equity funding. If the Company doesn't meet the covenant at the end of the 180-day period, Deere can terminate the dealership agreement with the Company.

NOTE 11: LINES OF CREDIT

On June 30, 1999 the Company received a $1,750,000 line of credit from its bank, which replaced a similar line of credit for the same amount. This line of credit is collateralized by a second mortgage on substantially all of the Company's land, buildings, equipment, furniture and fixtures, accounts receivables and Company owned inventory. The maturity date is April 15, 2001. On February 15, 2000 the Company received an additional line of credit from the same bank for $750,000 with a maturity date of April 15, 2001. Interest on both lines of credit is at a defined prime rate plus 50 basis points, which at December 31, 2000 was 10%. The balances due on these lines of credit were $2,416,063 and $1,749,811 at December 31, 2000 and 1999, respectively. Principal is due at maturity or as due dates are extended by the bank. Interest is paid monthly. The Company is attempting to refinance these lines of credit as part of its term loan restructuring (See Note 12).

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: LONG-TERM DEBT

On June 30, 1999 the Company received a $4,930,000 long-term loan from its bank. The loan is sponsored by the Rural Business - Cooperative Service of the United States Department of Agriculture. The proceeds were used to refinance approximately $3,843,740 of existing debt, provide $840,400 in working capital and loan fees of $245,860. The loan fees were included in other assets and being amortized over the life of the loan until December 31, 2000, when the balance of $226,468 was charged to expense.

Long-term debt consisted of the following:

                                                                                     2000             1999
                                                                                 ------------     ------------
BankLoan due July 1, 2019, bearing interest at a defined prime rate plus
    150 basis points, or 11% at December 31, 2000, payable in monthly installments of $45,244, collateralized by substantially all of the
    Company's land, buildings, furniture and fixtures, automobiles and service
    equipment ..............................................................     $  4,889,636     $  4,906,889

Equipment financed by Deere, Agricredit , Trans America or EDCO, due in
    various amounts through may 1, 2003, interest at various rates from
    11.00% to 12.50%, collateralized by new and used equipment
    inventory ..............................................................        1,520,406        2,540,759

Convertible note payable (see note 13) .....................................           69,915          111,042
Note payable to major stockholder, due July 19, 2005, interest at prime plus 50 basis points, which at December 31, 2000
    was 10% ................................................................          432,356               --
Various notes payable, collateralized by buildings, equipment and land, due in various amounts through December 31, 2005,
    interest at various rates from 8.5% to 12% .............................          979,393        1,100,378
                                                                                 ------------     ------------
                                                                                    7,891,706        8,659,068
Less current portion - floor plan (Note 10) ................................        1,345,187          907,604
Less current portion........................................................        5,269,564          397,639
                                                                                 ------------     ------------
                                                                                 $  1,276,954     $  7,353,825
                                                                                 ============     ============

Aggregate maturities of long-term debt before considering the reclassification described below are as follows:

                   December 31, 2001        $  1,360,522
                                2002             549,276
                                2003             471,353
                                2004             305,325
                                2005             284,319
                          Thereafter           4,920,911
                                            ------------
                                            $  7,891,706
                                            ============

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: LONG-TERM DEBT (CONT'D)

The Company's bank loan contains various restrictive covenants, which among other matters, require the Company to maintain minimum net worth levels and cash flow requirements, as defined, and place limits on additional indebtedness. Under its bank loan agreement dated June 30, 1999, the Company did not meet the Cash Flow Coverage Ratio and minimum equity requirements (as defined) at December 31, 2000. In addition, the Company's dealership agreement with Deere requires the Company to maintain a minimum equity to total asset ratio of 25% as of December 31, 2000 and the Company did not meet this requirement. As a result, the Company is in default under these agreements and has reclassified the entire outstanding balance as current. The Company is currently in discussions with its bank to restructure its bank loan and lines of credit (see
Note 11), the related financial covenants and its Deere dealership agreements.

Deere, the Company's principal supplier of wholegoods and parts, has subordinated the debt due to themselves with regard to the collateral of non-Deere wholegoods and parts for the above bank loan.

In August 2000 the Company entered into a five-year promissory note agreement with John T. Condit, an officer and major stockholder of the Company to borrow approximately $436,000 for working capital purposes. The note is due July 19, 2005 in equal installments at prime plus 50 basis points, or 10% at December 31, 2000 and is secured by a second mortgage on the land, buildings, service equipment and furniture and fixtures of the Company.

The three majority stockholders of the Company and the President have guaranteed the indebtedness payable to the bank, Deere, and Agricredit (floor plan payable). During 2000, 1999 and 1998, these individuals have received stock options as a fee for such guarantee (see Note 14). The fee recorded for the year ended December 31, 2000, 1999 and 1998 was $68,509, $107,098 and $154,724,
respectively.

NOTE 13: CONVERTIBLE NOTE PAYABLE

On June 15, 1998, the Company issued a three year 10% Convertible Note (the "Note") to the principals of Romney for $246,638. Principal and interest is convertible into the Company's Common Stock over a three-year period with conversion prices at the lesser of $7 or market price (as defined) in the first year, the lesser of market price or $10.50 in the second year and the lesser of market price or $14 the third year. If at any time during each of the three years market price equals or exceeds the conversion price, the entire note will convert into Common Stock. The Company has assigned a value of $123,319 to the conversion feature of the note. This value is being amortized ratably as an interest rate adjustment over the life of the note or until conversion. Assuming the note is not converted until maturity, the effective yield is approximately 23%. On each anniversary of the Note, one third of the note will be converted into the Common Stock. On June 15, 2000 and 1999 the Company issued 197,291 and 60,910 shares of Common Stock, respectively, as payment of principal and interest on the Note. The Note balance at December 31, 2000 was $69,915 (see
Note 12).

NOTE 14: STOCKHOLDERS' EQUITY

Capital Stock

On September 7, 1999 the Company implemented a 7-for-1 reverse stock split. The historical share and per share data included in the accompanying financial statements has been adjusted to give effect to the reverse split.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: STOCKHOLDERS' EQUITY (CONT'D)

During March 1998, the Company issued 17,858 shares of its Common Stock in a lawsuit settlement. (See Note 17)

During October 1998, the Company issued 21,429 shares of its Common Stock to the principal of Texas Tractor Co. in connection with the acquisition of the Amarillo Deere dealership. (See Note 5)

On June 15, 2000 and 1999, the Company issued 197,291 and 60,910 shares of its Common Stock in payment of its second and first installments, respectively, including interest, on a Convertible Note. (See Note 13)

Employee Stock Bonus Plan

The Company has an Employee Stock Bonus Plan (the "Plan"), so as to enable its eligible employees to acquire an interest in capital stock of the Company. Contributions to the Plan may be made at the discretion of the Company; however, no contributions have been made in 2000, 1999 and 1998.

Dealership Agreement Requirements

Under the Company's amended dealership agreement with Deere, the Company is required to maintain an equity-to-asset ratio, as defined, of at least 30% at all times on and after the earlier of December 31, 2000, 120 days following any completion of a public offering by the Company involving gross proceeds of at least $20,000,000 and immediately following any further expansion of the Company's agricultural area of responsibility under its Deere dealership agreements. Without Deere's prior written consent, the Company is prohibited from making Deere agricultural dealership acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-asset ratio is below 30%, or if such ratio will fall below 30% as a result of such action, unless waived by Deere. If such ratio falls below 25%, Deere may elect to terminate the dealer agreements with one year's advance written notice, although the Company has 180 days to cure this default once it receives notice from Deere. At December 31, 2000 the Company did not meet the equity to asset ratio of 25%.

NOTE 15: ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

Guarantee Fee Options

During 2000, 1999 and 1998, the Company granted 370,332, 459,373 and 437,690 fully-vested stock options to the guarantors (majority shareholders and officer of the Company) of the floor plan payable and bank loans, exercisable at $3.50 per share for a period of five years. Expense of $68,509, 107,098 and $154,724 has been recorded as guarantee fees for such options during the years ended December 31, 2000, 1999 and 1998, respectively.

These stock options were valued at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998 was $0.18, $0.23 and $0.35, respectively. Value was estimated using the following weighted average assumptions: annual dividends of zero; expected volatility of 106% in 2000, and 50% in 1999 and 1998; risk-free interest rate of 5.75% in 2000 and 7% in 1999 and 1998; and expected life of five years.

Employee Stock Options

In 1997 the Company granted 42,857 four-year stock options to an officer of the Company exercisable at $3.50 per share for a period of five years. These stock options were issued pursuant to an employment agreement and included a four-year vesting period. In August 2000, the employment agreement was terminated, the outstanding options were cancelled and the Company and officer entered into a new employment agreement that provided for the granting of 42,900 stock options. These stock options are fully vested over one year and are exercisable at $0.50 per share for a period of five years. No employee stock options were granted in each of the years ended December 31, 1999 and 1998.

A summary of the Company's outstanding stock option activity is as follows:

                                                                         Weighted
                                                                          Average
                                                                      Exercise Price
                                                  Options                Per Share
                                             -----------------      ------------------
Outstanding, December 31, 1997                    167,737                 $ 2.85
  Granted                                         437,690                 $ 3.50
  Exercised                                            --                 $   --
  Canceled or expired                                  --                 $   --
                                                ---------                 ------
Outstanding, December 31, 1998                    605,427                 $ 3.32
  Granted                                         459,373                 $ 3.50
  Exercised                                            --                 $   --
  Canceled or expired                                  --                 $   --
                                                ---------                 ------
Outstanding, December 31, 1999                  1,064,800                 $ 3.40
  Granted                                         413,232                 $ 3.19
  Exercised                                            --                 $   --
  Canceled or expired                             (42,857)                $ 3.50
                                                ---------                 ------
Outstanding, December 31, 2000                  1,435,175                 $ 3.33
                                                =========                 ======
Options exercisable at December 31, 2000        1,420,875                 $ 3.36
                                                =========                 ======
Options exercisable at December 31, 1999        1,043,371                 $ 3.40
                                                =========                 ======
Options exercisable at December 31, 1998          573,284                 $ 3.31
                                                =========                 ======

The following table summarizes information about stock options outstanding at December 31, 2000:

                                      Options Outstanding                       Option Exercisable
                              --------------------------------------        --------------------------
                                            Weighted       Weighted                           Weighted
                                             Average        Average                           Average
                              Number        Remaining      Exercise          Number           Exercise
Range of Exercise Prices    Outstanding        Life          Price          Exercisable         Price
------------------------    -----------     ---------      --------         -----------       --------
$  .50                          42,900          4.75        $ 0.50             28,600          $ 0.50
$ 2.63 to $3.50              1,392,275          3.77        $ 3.42          1,392,275          $ 3.42
                            ----------         -----        ------         ----------          ------

                             1,435,175          3.80        $ 3.33          1,420,875          $ 3.36
                            ==========         =====        ======         ==========          ======

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the employee stock options. Under SFAS No. 123, employee stock options are valued at the date of grant using the Black-Scholes option-pricing model, and are amortized to expense over the option's vesting period. Had compensation cost been determined based on a fair value at the date of grant for employee options issued, pursuant to the employee compensation provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been adjusted to the pro forma amounts indicated below:

                                                   2000             1999           1998
                                                   ----             ----           ----
          Net income (loss)
               As reported                    $ (2,988,024)    $ (1,231,019)    $ 952,634
               Pro forma                      $ (2,997,788)    $ (1,259,482)    $ 924,171
          Net income (loss) per share
            (basic and diluted)
               As reported                    $      (0.81)    $      (0.34)    $    0.27
               Pro forma                      $      (0.81)    $      (0.35)    $    0.26

The weighted average fair value of employee stock options granted during the year ended December 21, 2000, was $0.34. Value was estimated using the following weighted average assumptions: annual dividends of zero; expected volatility of 106%; risk-free interest rate of 5.75%; and expected life of five years.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: EMPLOYEE BENEFIT PLANS

During 1998 the Company's health benefit plan was a minimum funded plan with specific and aggregate stop loss insurance provided to limit the Company's overall exposure. The specific stop loss was $20,000 per employee. In 1999 the Company changed to a fully insured plan. The expense associated with the health benefit plan aggregated $383,177, $395,103 and $357,336 for 2000, 1999 and 1998,
respectively.

TECI, a subsidiary of the Company, has a defined contribution retirement plan (the "401 (k) Plan"), which covers all employees that have attained the age of twenty-one (21) years and have one year of service. Contributions by TECI are discretionary, and TECI has made no contributions to the 401(k) Plan during the years presented.

NOTE 17: LITIGATION

In February 1998, the Company settled litigation with a business consultant pursuant to the acquisition agreement between Marinex and TECI, whereby the consultant received 17,858 shares of common stock. The issuance of the shares was originally accounted for as part of the acquisition of TECI by Marinex; therefore, no additional amounts were recorded in 1998.

On May 2, 2000 the Company and its Chairman, Paul Condit, as well as certain other members of the Condit family who are principal shareholders of the Company, filed a lawsuit in Texas state district court in Gaines County, Texas against Service Invest AS, a Norwegian shareholder, and certain other affiliated stockholders seeking a declaratory judgment related to disputes that have arisen between the parties (Texas Equipment Corporation, Texas Equipment Co., Inc., Paul Condit et al v. Service Invest AS, et al, Case No. 00-05-14040, 106th State District Court, Gaines County, Texas).

NOTE 18: EARNINGS PER SHARE

The following summarizes the computation of weighted average shares outstanding and the net income (loss) per share for the years ended December 31:

                                                                2000              1999              1998
                                                            ------------      ------------      ------------
    Net (loss) income .................................     $ (2,988,024)     $ (1,231,019)     $    952,635
    Weighted average number of common shares
       outstanding - basic ............................        3,707,034         3,578,277         3,526,597
    Dilutive effect of convertible debt and options ...               --            29,361            33,590
    Common and potential common shares
       outstanding - diluted ..........................        3,707,034         3,607,638         3,560,187
    Basic and dilutive net (loss) income per share ....     $      (0.81)     $      (0.34)     $       0.27

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows:

                                                                        Quarters Ended
                                                   ----------------------------------------------------------      Fiscal
                                                     March 31       June 30       Sept. 30        Dec. 31(a)         Year
                                                   ------------   ------------   ------------    ------------    ------------
2000

    Revenues ...................................   $ 17,615,551   $ 15,452,904   $ 14,943,707    $  9,636,041    $ 57,648,203

    Gross profit ...............................      2,459,362      2,151,945      2,053,681         412,363       7,077,351

    Net (loss) .................................       (110,839)      (109,061)      (177,147)     (2,590,977)     (2,988,024)

    Earnings per share - basic and
      diluted ..................................   $      (0.03)  $      (0.03)  $      (0.05)   $      (0.68)   $      (0.81)

    Number of shares used in the
      computation of earnings per
      share, basic and diluted .................      3,607,311      3,804,602      3,804,602       3,804,602       3,707,034

1999

    Revenues ...................................   $ 17,112,323   $ 15,226,620   $ 17,089,207    $ 13,792,122    $ 63,220,272

    Gross profit ...............................      2,455,799      2,432,782      2,365,536       1,451,027       8,705,144

    Net income (loss) ..........................        119,610        136,995         61,084      (1,548,708)     (1,231,019)

    Earnings per share - basic and
      diluted ..................................   $       0.03   $       0.04   $       0.02    $      (0.43)   $      (0.34)

    Number of shares used in the
      computation of earnings per share:

        Basic ..................................      3,512,274      3,524,972      3,607,311       3,578,277       3,578,277

        Diluted ................................      3,543,494      3,530,845      3,630,800       3,607,638       3,607,638

(a) In the fourth quarter of 1999 as a result of the significant downturn in the agricultural equipment market, the Company sustained $667,000 in losses on inventory carrying amounts in excess of selling prices resulting from fluctuations in inventory market demand. In addition, in the fourth quarter of 1999, the Company recorded approximately $300,000 in bad debt reserves. The remainder of the loss was due to operating losses incurred in the fourth quarter of 1999. In the fourth quarter of 2000 the Company sustained $700,000 in additional losses on inventory carrying amounts in excess of selling prices resulting from fluctuations in inventory market demand. The Company also recorded $100,000 in additional bad debt reserves. The remainder of the loss was due to operating losses incurred in the fourth quarter of 2000.

                           TEXAS EQUIPMENT CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2000, 1999 and 1998

                                                   Balance at   Charges to   Charges to                Balance at
                                                   Beginning     Costs and     Other                     End of
   Description                                     of Period     Expenses     Accounts    Deductions     Period
   -----------                                     ----------   ----------   ----------   ----------   ----------
   Allowance for doubtful accounts:
   Year Ended December 31, 1998 (Unaudited)        $   76,000   $       --   $       --   $       --   $   76,000
   Year Ended December 31, 1999 (Unaudited)            76,000       33,564           --           --      109,564
   Year Ended December 31, 2000                       109,564      100,000           --           --      209,564

   Allowance for finance receivable:
   Year Ended December 31, 1998 (Unaudited)                --      291,886           --      291,886           --
   Year Ended December 31, 1999 (Unaudited)                --      200,000           --           --      200,000
   Year Ended December 31, 2000                       200,000      408,079           --      408,079      200,000

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS



         Item No.                          Item                                      Method of Filing
         --------                          ----                                      ----------------
           3(a)       Articles of Incorporation..................      Incorporated by reference to Exhibit 3(a) to
                                                                       the Company's 1996 Form 10-K
           3(b)       By-Laws........................................  Incorporated by reference to Exhibit 3(b) to the Company's 1996 Form 10-K
           10(a)      Acquisition Agreement for Texas                  Incorporated by reference to Exhibit 3(a) to
                        Equipment Co. Inc.........................     the Company's 1996 Form 10-K
           10(j)      Contract with John Deere & Company.....          Incorporated by reference to Exhibit 3(j) to
                                                                       the Company's 1996 Form 10-K
           10(k)      Contract with John Deere & Company.....          Incorporated by reference to Exhibit 10(k)
                                                                       to the Company's 9/30/1998 Form 10-Q
            21        List of Subsidiaries...........................  (filed herewith)
            23        Consent of Ernst & Young LLP ............        (filed herewith)