Form 10-Q
period 2001-03-31
TEXAS EQUIPMENT CORP
filed 2001-05-14
CIK 887996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    -----------
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

         The number of shares outstanding of the registrant's Common Stock, as of March 30, 2001 was 3,804,602.

                                      INDEX




                                                                                                                  Page
PART I - FINANCIAL INFORMATION
      Item 1. Condensed Financial Statements (Unaudited):
           Consolidated Balance Sheets at March 31, 2001 and December 31, 2000..........................             4
           Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000.....             6
           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000....              7
      Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations....            12
      Item 3. Quantitative and Qualitative Disclosures about Market Risk................................            17
PART II - OTHER INFORMATION
      Item 1. Legal Proceedings.........................................................................            17
      Item 3. Defaults Upon Senior Securities...........................................................            18
      Item 6. Exhibits and Reports on Form 8-K..........................................................            18
      Signatures........................................................................................            19

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS


                                                                  March 31,    December 31,
                                                                ------------   ------------
                                                                    2001           2000
                                                                ------------   ------------
CURRENT ASSETS
          Cash and cash equivalents                             $      6,508   $    220,519
          Trade accounts receivable less allowance for
              doubtful accounts of approximately $210,000 and
              $210,000 for 2001 and 2000, respectively               323,201        230,253
          Other receivables                                          951,256        853,425
          Inventories                                             20,706,759     24,450,771
                                                                ------------   ------------

               TOTAL CURRENT ASSETS                               21,987,724     25,754,968

PROPERTY AND EQUIPMENT, NET                                        5,024,893      5,170,923

FINANCE RECEIVABLES, NET                                             457,942        486,411

RECEIVABLES FROM OFFICER                                             146,698        137,396

GOODWILL, net of accumulated amortization of $108,062
         and $104,883 for 2001 and 2000, respectively                 82,636         85,815

OTHER ASSETS                                                          77,129        210,522
                                                                ------------   ------------

                                                                $ 27,777,022   $ 31,846,035
                                                                ============   ============



                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  MARCH 31,     DECEMBER 31,
                                                                ------------    ------------
                                                                    2001            2000
                                                                ------------    ------------
CURRENT LIABILITIES

         Floor plan payables                                    $ 13,801,173    $ 17,113,025
         Borrowings under line of credit                           2,416,063       2,416,063
         Accounts payable                                          1,400,306       1,116,790
         Accrued expenses                                            209,609         552,539
         Current maturities of
               long-term debt                                      5,288,072       5,269,564
                                                                ------------    ------------

TOTAL CURRENT LIABILITIES                                         23,115,223      26,467,981

LONG-TERM DEBT, net of current maturities                          1,366,399       1,276,954


CONTINGENCIES

STOCKHOLDERS' EQUITY

         Common stock, $.001 par value; authorized
              50,000,000; issued and outstanding 3,804,602 in
              2001 and 3,804,602 in 2000                               3,804           3,804

         Additional paid-in capital                                3,466,185       3,465,605

         Retained earnings (deficit)                                (174,589)        631,691
                                                               -------------    ------------

               TOTAL STOCKHOLDERS' EQUITY                          3,295,400       4,101,100
                                                               -------------    ------------

                                                               $  27,777,022    $ 31,846,035
                                                               =============    ============



                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                           2001            2000
                                       ------------    ------------
REVENUES                               $ 10,559,632    $ 17,615,551

COST OF SALES                             8,996,708      14,950,895
                                       ------------    ------------

GROSS PROFIT                              1,562,924       2,664,656

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES             1,978,041       2,426,945
                                       ------------    ------------

INCOME FROM OPERATIONS                     (415,117)        237,711

OTHER INCOME (EXPENSE)
     Interest expense                      (437,509)       (460,274)
     Interest income                         48,847          59,641
     Non-cash guarantee fee                  (9,270)        (20,000)
     Other income                             6,769          15,013
                                       ------------    ------------

(LOSS) INCOME BEFORE TAXES                 (806,280)       (167,909)

INCOME TAX (BENEFIT)                             --         (57,070)
                                       ------------    ------------

NET (LOSS)                             $   (806,280)   $   (110,839)
                                       ============    ============

NET (LOSS) PER SHARE
     Basic                             $      (0.21)   $      (0.03)
     Diluted                           $      (0.21)   $      (0.03)
NUMBER OF SHARES USED IN COMPUTATION
     Basic                                3,804,602       3,607,311
     Diluted                              3,804,602       3,607,311


                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2001            2000
                                                                     ------------    ------------
CASH FLOWS (USED IN) PROVIDED BY
     OPERATING ACTIVITIES
         Net (loss)                                                  $   (806,280)   $   (110,839)
         Adjustment to reconcile net (loss) to net cash
            (used in) operating activities:
                 Amortization & depreciation                              147,248         137,860
                 Guarantee fee - valuation of stock options issued          9,270          20,000
                 Interest on convertible note                              14,393          14,393

         Changes in operating assets and liabilities:
                 Accounts and other receivable                           (190,779)       (278,180)
                 Inventories                                            3,744,012       1,699,951
                 Floor plan payable                                    (3,311,852)     (1,950,719)
                 Accounts payable                                         283,516          44,941
                 Accrued expenses                                        (342,930)         36,489
                 Finance receivable                                        28,469         (13,095)
                 Other assets                                             133,393         (28,929)
                                                                     ------------    ------------

         NET CASH (USED IN) OPERATING ACTIVITIES                         (291,540)       (428,128)
                                                                     ------------    ------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
              Purchases of land, buildings and equipment                       --        (161,517)
              Stockholder's receivable                                     (9,302)         (2,168)
                                                                     ------------    ------------

         NET CASH (USED IN) INVESTING ACTIVITIES                           (9,302)       (163,685)
                                                                     ------------    ------------



                   See Notes to Condensed Financial Statements

                  TEXAS EQUIPMENT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2001            2000
                                                  ------------    ------------
CASH FLOW PROVIDED BY (USED IN) FINANCING
     ACTIVITIES
              Proceeds from line of credit        $         --    $    531,252
              Proceeds from long-term debt             136,674         530,031
              Repayments of long-term debt             (49,843)       (605,579)
                                                  ------------    ------------

         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                     86,831         455,704
                                                  ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           (214,011)       (136,109)

CASH AND CASH EQUIVALENTS AT THE
     BEGINNING OF THE PERIOD                           220,519         307,509
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF
     THE PERIOD                                   $      6,508    $    171,400
                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
               Cash paid during the period for:
                    Interest expense              $    423,115    $    445,880
                                                  ============    ============



                   See Notes to Condensed Financial Statements

1.       BASIS OF PREPARATION:

         The condensed consolidated financial statements of Texas Equipment Corporation (the "Company" or "TEC"), a Nevada corporation, include wholly-owned subsidiaries Texas Equipment Co., Inc., ("TECI") and New Mexico Implement Company, Inc. ("NMIC").

         The condensed balance sheets as of March 31, 2001 and December 31, 2000 and the condensed statements of operations for the three months ended March 31, 2001 and 2000 and condensed statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made in the condensed consolidated balance sheet, statements of operations and statements of cash flows for 2000 to be in conformity with 2001.

2.       LIQUIDITY

         In addition to significant losses in 1999 and 2000 the Company continued to incur significant losses in the first quarter of 2001. These losses are the result of the downturn in the agricultural industry, which began in early 1999, primarily because of the significant drop in commodity prices across all major crop categories. Because of these losses the Company is in default on its bank loan agreements. In addition, the Company does not meet the minimum equity requirement of 25% of total assets, which at March 31 was approximately $7 million, as defined in the Deere dealership agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in discussions with Deere to waive the minimum equity requirement and is in negotiation with its bank to restructure its term loan and lines of credit. There is no assurance that the Company will be successful in renegotiating its bank loan agreements or obtaining an equity waiver from Deere.

         Management believes it will be successful in its negotiations with Deere and its bank, and that sufficient waivers and equity funding will be obtained. In addition, the Company believes that commodity pricing will improve. However, if the Company is unable to obtain additional financing or restructure its bank loans and dealership agreements, it will have to significantly curtail its current level of operations and sell some or all of its store locations.

3.       INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for new and used equipment and average cost for parts.

         Inventories consisted of the following at:

                    March 31,    December 31,
                      2001           2000
                  ------------   ------------
New equipment     $  8,417,122   $ 10,138,936
Used equipment       9,088,494     10,864,108
Parts and other      3,201,143      3,447,727
                  ------------   ------------

          Total   $ 20,706,759   $ 24,450,771
                  ============   ============

4.       SEGMENT INFORMATION

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

                                                                            Product
            THREE MONTHS ENDED MARCH 31, 2001             Wholegoods        Support
                                                         ------------    ------------
            Sales and revenues from external customers   $  8,286,661    $  2,272,971
            Depreciation expense                               41,270         100,463
            Segment operating (loss) income                   (58,377)        (60,170)
            Segment assets:
                     Property, plant and equipment            851,544       4,060,044
                     Inventory                             17,505,616       3,201,143
            THREE MONTHS ENDED MARCH 31, 2000

            Sales and revenues from external customers   $ 14,594,036    $  3,021,500
            Depreciation expense                               38,736          93,047
            Segment operating profit                          574,968          19,071
            Segment assets:
                     Property, plant and equipment            933,416       4,450,404
                     Inventory                             21,015,013       4,532,115
                                                         ------------    ------------

            OPERATING INCOME                             Three Months Ended March 31,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------
Total operating income for reportable segments           $   (118,547)   $    594,038
Unallocated amounts:
         Administrative expense                              (296,570)       (356,338)
         Other income                                           6,769          15,013
         Interest expense                                    (437,509)       (460,274)
         Interest income                                       48,847          59,641
         Non-cash guarantee fee                                (9,270)        (20,000)
                                                         ------------    ------------
         Total consolidated (loss) income before taxes   $   (806,280)   $   (167,909)
                                                         ============    ============

5.       LONG-TERM DEBT

The Company's bank loan contains various restrictive covenants, which among other matters, require the Company to maintain minimum net worth levels and cash flow requirements, as defined, and place limits on additional indebtedness. Under its bank loan agreement dated June 30, 1999, the Company is in default under all of its financial covenants at March 31, 2001 and December 31, 2000. In addition, the Company does not meet the minimum equity of 25% of total assets, which at March 31, 2001 would be approximately $7 million as required by the Deere dealership agreement. As a result, the Company is in default under these agreements and has reclassified the entire outstanding balance as current. The Company is currently in discussions with its bank to restructure its bank loan and lines of credit and the related financial covenants and with Deere with respect to a waiver of such conditions under its Deere dealership agreements. (See Note 2 "Liquidity")

6.       NET (LOSS) PER SHARE

         Basic net loss per common share of ($0.21) and ($0.03) for the three months ended March 31, 2001 and 2000, respectively, are based on 3,804,602 and 3,607,311 weighted average shares outstanding for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

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

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. In 1999, 2000, and the first quarter of 2001 because of the downturn in the agricultural equipment markets, relative quarterly sales and inventory requirements have changed significantly from patterns prevailing in prior years. See "Seasonality".

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

         Since 1998 the agricultural industry has experienced a prolonged downturn. Commodity prices have decreased substantially across all major production crops, which has had, and will continue to have a significant effect on agricultural equipment sales. Improvement in commodity prices is not expected to occur until the 2002 harvest season. As a result, the losses in 1999 and 2000 continued into the first quarter of 2001. Because of these losses the Company has been unable to generate sufficient cash flow to meet its obligation with its bank and John Deere.

         Under its dealership agreement with John Deere the Company does not meet the minimum equity requirement, as defined, as of March 31, 2001. If the Company is unable to obtain equity funding, or negotiate a change in its dealership agreement with Deere, the dealership agreement may be terminated. As a result of the default under the dealership agreement Deere has suspended normal terms on its parts purchase programs to the Company beginning December 2000. In April 2001 Deere began requiring the Company to pay for its parts purchases in advance. In addition, beginning in February 2001, Deere has placed certain restrictions on its wholesale line of credit to the Company, which has reduced the Company's ability to finance used equipment.

         The Company is in default on all of its financial ratios, as defined in its term loan agreement with its bank as of March 31, 2001 and December 31, 2000. The Company is currently negotiating with its bank to restructure its loans. The Company believes that its bank loan will be restructured; however, if the Company is unable to successfully restructure its loans or obtain equity funding, the Company may have to consider the sale of some or all of its store locations. There is no assurance that the Company will be able to obtain financing or successfully renegotiate its agreements with John Deere and its bank.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Revenues decreased approximately $7,055,900 or 40.1%, to $10,559,632 for the first quarter of 2001 from $17,615,551 for the first quarter of 2000.

Wholegoods sales decreased approximately $6,307,390 or 43.2%, to $8,286,661 for the first quarter of 2001 from $14,594,051 for the first quarter of 2000. A decrease in new tractor sales was primarily responsible for the decrease in new equipment sales of approximately $4,142,000, or 47.9%. Used equipment sales decreased approximately 36.6%, or $2,146,000. Weak commodity prices continue to suppress new and used equipment sales when compared to the sales levels in 1998. This trend, which began in 1999, is expected to continue throughout fiscal year 2001.

         Parts and service revenue decreased approximately $748,529 or 24.8%, to $2,272,971 for the first quarter of 2001 from $3,021,500 for the first quarter of 2000. Low commodity prices continue to have a significant effect on parts and service revenues. This decrease was directly related to the prolonged downturn in the agricultural industry because of weak commodity prices, which began in 1998 and progressively worsened in 1999 and 2000. As a result, the Company's customers have been forced to curtail parts and service purchases. This trend is expected to continue throughout 2001. In addition, the Company has experienced the loss of parts and service sales because in December 2000 Deere stopped extending the Company financing terms for parts purchases.

GROSS PROFIT

         Gross profit decreased by $1,101,732 or 41.3% to $1,562,924 from $2,664,656 for the first quarter of 2001. Wholegoods gross margins (gross profit as a percentage of total revenues) decreased from 10.4% to 7.8%. This decrease in gross margin percentage, as well as the decrease in wholegoods sales, resulted in a decrease in gross profit of $874,763. Price pressures due to low commodity prices and the prolonged downturn in the agricultural industry were primarily responsible for lower margins on equipment sales. Gross profit from parts and service sales decreased by approximately $226,969. This decrease was due to the decrease in parts and service sales. Parts and service gross margins increased from 37.9% to 40.5% for the three months ended March 31, 2000 and for the three months ended March 31, 2001. The Company's highest gross margin is derived from its parts and service revenues. For these periods the revenue mix between wholegoods sales and parts and service revenues were approximately 82.8% and 78.5% of total revenues for wholegoods and 17.2% and 21.5% of total revenue attributable to parts and service operations in the first quarter of 2000 and 2001, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative (SG&A) expenses decreased $448,904 to $1,978,041 from $2,426,945 for the first quarter of 2001. This decrease in operating expenses was the result of lower parts department operating expenses of approximately $79,000 and lower service department operating expenses of approximately $69,000. Parts and service operating costs decreased because of lower revenues and cost reductions that were implemented throughout 2000. Selling and setup operating expenses decreased approximately $241,000, which was primarily the result of the decrease in sales. Corporate administrative expenses decreased $60,000 as the result of cost reductions in personnel and investor relation expenses.

         SG&A expense as a percentage of total revenues was 18.7% in the first quarter of 2001 compared to 13.8% in the first quarter of 2000. This increase is primarily due to the decrease in sales of $7,055,000 without a corresponding decrease in operating expenses.

INTEREST EXPENSE/INCOME

         Interest expense decreased $22,765 to $437,509 for the first quarter of 2001 from $460,274 for the first quarter of 2000.

         Interest income decreased to $48,847 for the first quarter of 2001 from $59,641 for the first quarter of 2000. Interest income was earned in connection with the financing of customer purchases. The amount the Company will earn depends on the interest rates charged by competitors, lending policies of equipment finance companies and prevailing market conditions. Interest rates continue to remain competitive; however, because of the continued weakness in equipment demand, the Company and the equipment finance companies provided greater availability of discounted interest rates in the three months ended March 31, 2001 compared to the three months ended March 31, 2000, which lowered the amount of interest income earned by the Company.

NON-CASH GUARANTEE FEE

         In connection with the personal guarantee by the majority shareholders of the Company of approximately $20,509,000 monthly average of accounts payable on wholegoods financing and the credit facility with the Company's bank, the Company issued fully vested five-year common stock options to acquire up to 92,696 shares of the Company's Common Stock at an exercise price of $3.50. This resulted in a non-cash charge of $9,270 for the three-month period ended March 31, 2001.

NET (LOSS)

         Net loss increased approximately $695,441 to ($806,280) for the first quarter of 2001 from a net loss of ($110,839) for the first quarter of 2000. This decrease was primarily the result of the decrease in operating income of approximately $652,828.

         The loss per share was ($0.21) (both basic and diluted) for the first quarter of 2001 compared to a loss per share of ($0.03) (both basic and diluted) for the first quarter of 2000, primarily as the result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operations, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Agricredit Acceptance Company ("Agricredit"), Equipment Dealers Credit Company ("EDCO") and Transamerica Distributor Financing ("Transamerica") and commercial banks. Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing for extended periods and with varying interest-free periods, depending on the type of equipment, and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. The used equipment floor plan rate charged by Deere is currently prime plus 150 or 300 basis points, which is determined by the type of equipment financed. At March 31, 2001 the applicable interest rates ranged from 11% to 12.50%. To the extent available, after the interest-free period under the Deere used equipment floor plan, the Company may shift its financing to its Deere Credit wholesale line of credit. The interest rates on this line of credit are currently based on a defined prime rate plus 50 or 75 basis points, which is determined by the type of equipment financed. At March 31, 2001 the applicable interest rates ranged from 10% to 10.25%.

         In the first quarter of 2001, because the Company is past due on its parts purchases, Deere has placed certain restrictions on the Company's ability to finance equipment purchases under its Deere Credit floor plan facility. These restrictions have affected the Company's ability to finance customers' trade-in equipment, which has had a negative effect on new and used equipment sales.

         On July 2, 1999 the Company received a $4,930,000 long-term loan at a defined prime rate plus 150 basis points from a lender. The loan is collateralized by substantially all of the Company's land, buildings, equipment and furniture and fixtures. The proceeds were used to refinance $3,843,740 of existing debt, provide $840,400 in working capital and loan fees of $245,860. As of March 31, 2001 and December 31, 2000, the Company is in default under this agreement. The Company is currently in negotiations with its bank to restructure this term loan and a related line of credit. The total amount of this loan has been classified as a current liability as of March 31, 2001 and December 31, 2000.

         In addition to the term loan, the lender provides the Company with a $1,750,000 line of credit at a defined prime rate plus 50 basis points, collateralized by trade accounts receivable and Company owned equipment and parts inventory. On February 15, 2000 the Company received an additional line of credit of $750,000 at a defined prime rate plus 50 basis points, collateralized by trade accounts receivable and Company owned equipment and parts inventory. At March 31, 2001 the balance for these lines of credit was $2,416,063 and was being renewed on a monthly basis. The Company is currently in discussions with its bank to restructure these lines of credit.

         In August 2000 the Company entered into a five-year promissory note agreement, due July 19, 2005 in equal installments at prime plus 50 basis points (equal to 10% at December 31, 2000) with John T. Condit, an officer and major stockholder of the Company, to borrow approximately $436,000 for working capital purposes. The loan is secured by a second mortgage on the land, buildings, service equipment and furniture and fixtures of the Company.

         Cash and cash equivalents decreased to $6,508 at March 31, 2001 from $220,519 at December 31, 2000. During the three months ended March 31, 2001, operations used net cash of approximately $292,000 primarily because of the decrease in floor plan payables of approximately $3,312,000 and an increase in accounts receivables of approximately $191,000, offset by a decrease in inventory of approximately $3,582,000. The decrease in inventory was primarily due to the decrease in used equipment and parts sales during the first quarter of 2001, which resulted in a decrease in new equipment and parts purchases.

         Management believes it will be successful in its negotiations with Deere and its bank, and that sufficient waivers and equity funding will be obtained. In addition, the Company believes that commodity pricing will improve. However, if the Company is unable to obtain additional financing or restructure its bank loans and dealership agreements, it will have to significantly curtail its current level of operations and sell some or all of its store locations.

SEASONALITY

         Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops. In 1999 and 2000, because of the downturn in the agricultural equipment markets, quarterly sales and inventory requirements have changed significantly from patterns prevailing in prior years. The fourth quarters of fiscal 1999 and 2000 reflect the impact of the equipment industry downturn, which has continued into 2001. The following schedule shows the percentage of sales in each quarter in the past three years.

                                                First Qtr.      Second Qtr.     Third Qtr.     Fourth Qtr.
                                                ----------      -----------     ----------     -----------
     1998.............................             23%             24%             26%             27%
     1999.............................             27%             24%             28%             21%
     2000.............................             30%             27%             26%             17%

         The Company believes that quarterly sales will return to normal when commodity prices and demand for agricultural equipment improve.

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 7 of the Company's Form 10-K dated April 11, 2001, filed with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, and government farm programs; legislation relating to agriculture; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the agricultural industry, including manufacturers and retailers; the level of new and used inventories; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquisitions; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At March 31, 2001, approximately 92.1% of the Company's debt obligations (including short and long-term equipment and bank financing) had variable interest rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings during the three months ended March 31, 2001 (which average rate was approximately 10.3%), it is estimated that the Company's interest expense for the three months ended March 31, 2001 would have increased by approximately $17,000 resulting in an increase in the Company's net loss and a decrease in after tax cash flow of approximately $17,000. In the event of an adverse change in interest rates, management would attempt to take actions to mitigate its exposure. Because of the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 2, 2000 the Company and its Chairman, Paul Condit, as well as certain other members of the Condit family who are principal shareholders of the Company, filed a lawsuit in Texas state district court in Gaines County, Texas against Service Invest AS, a Norwegian shareholder, and certain other affiliated shareholders seeking a declaratory judgment related to disputes that have arisen between the parties (Texas Equipment Corporation, Texas Equipment Co., Inc., Paul Condit et al v. Service Invest AS, et al, Case No. 00-05-14040, 106th State District Court, Gaines County, Texas). There have been no material developments with respect to this litigation during the Quarter ended March 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is in default on all of its financial ratios, as defined in its term loan agreement with its bank as of March 31, 2001 and December 31, 2000. The Company is currently negotiating with its bank to restructure its loans. The Company believes that its bank loan will be restructured; however, if the Company is unable to successfully restructure its loans or obtain equity funding, the Company may have to consider the sale of some or all of its store locations. There is no assurance that the Company will be able to obtain financing or successfully renegotiate its agreements with John Deere and its bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         None

(b) Reports on form 8-K

         None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001

                                       TEXAS EQUIPMENT CORPORATION

                                       By: /s/ Paul J. Condit
                                          --------------------------------------
                                          Paul J. Condit
                                          President and Chief Executive Officer